Form 10-Q
period 1998-07-31
RENCO STEEL HOLDINGS INC
filed 1998-09-11
CIK 1057959

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)

  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 1998.

                                 ---------------

                                       or

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from           to


  Commission file number: 333-48245
                          ---------

                           RENCO STEEL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



              Ohio                                 34-1854775
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)



  1040 Pine Ave., S.E., Warren, Ohio               44483-6528
(Address of principal executive offices)           (Zip Code)

                                 (330) 399-6884
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          /X/ Yes        / / No

     As of September 11, 1998, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.


--------------------------------------------------------------------------------

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                                      INDEX
                        --------------------------------



                                                                    Page No.
                                                                    --------
PART I    FINANCIAL INFORMATION
-------------------------------

  Item 1. Financial Statements of Renco Steel Holdings, Inc.

          Condensed Consolidated Balance Sheets as of
          July 31, 1998 and October 31, 1997.                          3

          Condensed Consolidated Statements of Operations for the
          three months and nine months ended July 31, 1998 and 1997.   4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended July 31, 1998 and 1997.                    5

          Notes to Condensed Consolidated Financial Statements.        6

          Financial Statements of WCI Steel, Inc.

          Condensed Consolidated Balance Sheets as of
          July 31, 1998 and October 31, 1997.                         11

          Condensed Consolidated Statements of Operations for the
          three months and nine months ended July 31, 1998 and 1997.  12

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended July 31, 1998 and 1997.                   13

          Notes to Condensed Consolidated Financial Statements.       14

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     18

Item 3. Quantitative and Qualitative Information About Market Risk    21

PART II   OTHER INFORMATION
---------------------------

  Item 1. Legal Proceedings                                           22

  Item 6. Exhibits and Reports on Form 8-K                            22

          Signatures                                                  23

          Exhibit Index                                               24


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                     July 31,      October 31,
                                                       1998           1997
                                                   -----------     -----------
                                                   (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents.........................$  57,493     $  18,989
  Other investments.................................   25,655             -
  Accounts receivable, less allowances..............   63,041        65,202
  Inventories.......................................   91,367       107,414
  Recoverable income taxes..........................        -         4,273
  Deferred income taxes.............................    8,472         8,188
  Prepaid expenses..................................      619         1,640
                                                      --------      --------
       Total current assets.........................  246,647       205,706
Property, plant and equipment, net..................  270,085       277,473
Intangible pension asset............................   14,065        16,505
Excess of cost over acquired net assets, net........   12,574        13,627
Other assets, net...................................   19,758        20,564
                                                     --------      --------
            Total assets............................$ 563,129     $ 533,875
                                                     --------      --------
                                                     --------      --------
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$     115     $   1,319
  Accounts payable..................................   64,888        64,123
  Accrued liabilities...............................   53,265        51,504
  Income taxes......................................    2,328         1,737
                                                     --------      --------
       Total current liabilities....................  120,596       118,683

Long-term debt, excluding current portion...........  421,129       301,618
Deferred income taxes...............................   30,166        28,075
Postretirement health benefits......................   91,385        86,474
Pension benefits, excluding current portion.........   27,175        31,579
Other liabilities...................................   14,168        16,575
                                                     --------      --------
            Total liabilities.......................  704,619       583,004
                                                     --------      --------
Shareholder's equity (deficit)
  Common stock, no par value, stated value $.01 per
  share, 850 shares authorized, 100 shares
    issued and outstanding..........................       --            --
  Additional paid in capital........................        1            --
  Accumulated deficit............................... (141,491)      (49,129)
                                                     --------      --------
            Total shareholder's equity (deficit).... (141,490)      (49,129)
Commitments and contingencies.......................       --            --
                                                     --------      --------
            Total liabilities and shareholder's
             equity (deficit).......................$ 563,129     $ 533,875
                                                     --------      --------
                                                     --------      --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

               RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars in thousands)
                                  (Unaudited)


                                        Three months         Nine months
                                        ended July 31,      ended July 31,
                                       1998       1997      1998      1997
                                     -------    -------   -------   -------
  Net sales........................ $ 174,947  $ 165,917 $ 519,399 $ 499,458

  Operating costs and expenses
    Cost of products sold..........   144,880    134,358   435,800   407,258
    Depreciation and amortization..     7,336      6,553    21,955    19,481
    Selling, general and
      administrative expenses......     4,619      5,006    13,153    24,309
                                       -------    -------   -------   -------
                                      156,835    145,917   470,908   451,048
                                       -------    -------   -------   -------
  Operating income.................    18,112     20,000    48,491    48,410
                                       -------    -------   -------   -------
  Other income (expense)
    Interest expense...............   (11,429)    (8,055)  (30,799) (23,648)
    Interest and other income, net.     1,810        301     3,140    1,089
    Minority interest..............        --         --        --     (423)
                                      -------    -------   -------   -------
                                       (9,619)    (7,754)  (27,659)  (22,982)
                                      -------    -------   -------   -------
  Income before extraordinary loss
    and income taxes...............     8,493     12,246    20,832    25,428
  Income tax expense...............     3,421      4,688     7,894     9,990
                                      -------    -------   -------   -------
  Income before extraordinary
    loss...........................     5,072      7,558    12,938    15,438
 Extraordinary loss on early
    retirement of debt, net
    of income tax..................        --         --        --   (19,606)
                                      -------    -------   -------   -------

  Net income (loss)................ $   5,072  $   7,558 $  12,938 $  (4,168)
                                      -------    -------   -------   -------
                                      -------    -------   -------   -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                  (Unaudited)


                                                                Nine months
                                                               ended July 31,
                                                              1998        1997
Cash flows from operating activities
     Net income (loss).....................................$ 12,938     $ (4,168)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
          Depreciation and amortization....................  19,757       17,283
          Amortization of deferred maintenance costs.......   2,198        2,198
          Amortization of financing costs..................   1,310        1,093
          Postretirement health benefits...................   4,944        3,134
          Pension benefits.................................   1,803        4,257
          Deferred income taxes............................   3,053       (1,367)
          Extraordinary loss on early retirement of
            debt...........................................     --       32,786
          Minority interest in earnings of WCI.............     --          423
          Gain on investments.............................. (1,582)          --
          Other............................................   (382)         318
Cash provided (used) by changes in certain assets
  and liabilities
            Accounts receivable............................  2,636        5,064
            Inventories.................................... 15,996       (5,164)
            Prepaid expenses and other assets..............  2,351        1,008
            Accounts payable...............................    765      (16,060)
            Accrued liabilities............................ (1,797)       4,113
            Income taxes payable and recoverable, net......  4,864       (8,031)
            Other liabilities.............................. (2,407)      (8,025)
                                                            -------      -------
          Net cash provided by operating
            activities..................................... 66,447       28,862

Cash flows from investing activities
     Additions to property, plant and equipment,
       net.................................................(12,955)     (33,498)
     Proceeds from sale of short-term and other
       investments.........................................  4,842       49,146
     Purchase of other investments.........................(28,917)          --
     Purchase of minority interest in WCI..................     --      (56,936)
     Gross proceeds from the sale of assets................    110          135
                                                            -------      -------
          Net cash used by investing activities............(36,920)     (41,153)
                                                            -------      -------
Cash flows from financing activities
     Net proceeds from issuance of Senior Secured
       Notes............................................... 115,566           --
     Net proceeds from issuance of Senior Secured
       Notes of WCI........................................      --      290,103
     Repurchase of Senior Notes of WCI.....................      --     (233,085)
     Dividends paid........................................(105,300)    (118,000)
     Principal payments on other long-term debt............  (1,290)      (2,151)
     Issuance of common stock..............................       1           --
                                                           ---------    ---------
          Net cash provided (used) by financing
            activities.....................................   8,977      (63,133)
                                                           ---------     --------
Net increase (decrease) in cash and cash equivalents.......  38,504      (75,424)
Cash and cash equivalents at beginning of period...........  18,989       90,401
                                                           --------      -------
Cash and cash equivalents at end of period.................$ 57,493     $ 14,977
                                                           --------      -------
                                                           --------      -------



                                                                Nine months
                                                               ended July 31,
                                                              1998       1997
                                                            --------   --------
Supplemental disclosure of cash flow information
     Cash paid for interest..............................  $ 30,555    $ 21,216
     Cash paid (refunds) for income taxes................       (24)      6,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and nine months ended July 31, 1998 and 1997
                                  (Unaudited )
NOTE 1 :  BASIS OF PRESENTATION

Renco Steel Holdings, Inc. (Renco Steel, and together with its subsidiaries, the Company) was formed on January 20, 1998 as a wholly-owned subsidiary of The Renco Group, Inc. (Renco). On January 29, 1998, Renco contributed to Renco Steel its interest in its wholly owned subsidiary WCI Steel, Inc. (WCI or Predecessor). Accordingly, the accompanying consolidated financial statements of the Company include the accounts of Renco Steel and WCI.

The Company's consolidated financial statements have been prepared as a reorganization of companies under common control in a manner similar to a pooling of interests. Renco's investment in WCI included the effects of certain purchase accounting adjustments related to the acquisition of treasury stock by WCI that were not reflected in the financial statements of WCI. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 31, 1997 included in Renco Steel's Registration Statement on Form S-4, as amended, filed in regard to Renco Steel's registration of the $120.0 million 10.875% senior secured notes due 2005 (Senior Secured Notes).

NOTE 2 : OTHER INVESTMENTS

At July 31, 1998, the Company's other investments consisted of investments in limited partnerships which invest in a variety of financial assets including equity, debt, and derivative securities. Because of the nature of the underlying investments, the Company's investments are subject to a high degree of risk, including, but not limited to, credit risk, interest risk, foreign currency exchange risk, and equity price risk. The Company does not have any off balance sheet risk with respect to these investments, and thus its risk is limited to the loss of its investment. The limited partnerships in which the Company has invested each provide liquidity for withdrawal within 90 days of notice, and accordingly, these investments have been classified as current assets in the accompanying balance sheet as of July 31, 1998. These investments are held for trading purposes and are recorded at fair value for financial reporting purposes. The Company's consolidated statements of operations include unrealized gains related to investments of $1.0 million and $1.5 million for the three month and nine month periods ended July 31, 1998, respectively.

On August 31, 1998, the global financial markets experienced a significant decline in valuation. As a result, the Company experienced an unrealized loss of approximately $1.4 million in the month of August. At August 31, 1998 the year to date earnings of the Company's investments were $0.2 million.

NOTE 3 : INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 1998 and October 31, 1997 was as follows:


                                                 July 31,    October 31,
                                                  1998          1997
                                               (Unaudited)
                                               -----------   -----------
                                                 (Dollars in thousands)

         Raw materials.........................$  29,713     $  33,725
         Finished and semi-finished product....   68,935        82,216
         Supplies..............................       87           561
                                                --------      --------
                                                  98,735       116,502
         Less LIFO reserve.....................    7,368         9,088
                                                --------      --------
                                               $  91,367     $ 107,414
                                                --------      --------
                                                --------      --------

NOTE 4 : LONG-TERM DEBT
Long-term debt consists of the following:


                                                July 31,     October 31,
                                                  1998          1997
                                               (Unaudited)
                                               ----------    ----------
                                                (Dollars in thousands)
Senior Secured Notes with interest at 10.875%,
  net of discount, payable semi-annually, due
  2005.........................................$ 119,597     $      --
Senior Secured Notes of WCI with interest at
  10 % payable semi-annually, due 2004.........  300,000       300,000
Revolving Credit Facility of WCI with interest
  at prime plus 0.5% (9.00% at July 31, 1998)
  payable monthly..............................       --            --
Other..........................................    1,647         2,937
                                                 -------       -------
                                                 421,244       302,937
Less current portion of long-term debt.........      115         1,319
                                                 -------       -------
                                               $ 421,129     $ 301,618
                                                 -------       -------
                                                 -------       -------

Renco Steel is a holding company formed by Renco in January 1998 which owns all the outstanding shares of capital stock of WCI. In February 1998, Renco Steel issued $120.0 million principal amount Senior Secured Notes. The Senior Secured Notes are secured by a pledge of all the outstanding capital stock of WCI. Renco Steel intends to meet its debt service obligations from its cash and investment balances which were $18.9 million (net of accrued and unpaid interest due on August 1, 1998 and financing fees) at July 31, 1998 and earnings thereon and through distributions from WCI, including dividends and payments pursuant to a tax sharing agreement as permitted under the terms of WCI's outstanding indebtedness as described below. Under WCI's agreements, $1.3 million was available for dividends and other transactions with affiliates at July 31, 1998. Accordingly, other than as described above, WCI's assets may not be utilized by Renco Steel.

Renco Steel's Senior Secured Notes contain covenants which limit the incurrence of additional indebtedness, payments to shareholders, sale of assets, change of control, transactions with affiliates and impairment of security interest. Renco Steel is generally permitted to declare and pay dividends and make other transactions with affiliates provided no condition of default exists or will exist and the accumulated amount of such transactions is not greater than fifty percent (50%) of the net income, as defined, which definition excludes the earnings of subsidiaries unless actually received in cash by Renco Steel, as a dividend, (less 100% of any net loss) earned for periods subsequent to January 31, 1998 when taken as a single accounting period. At July 31, 1998, Renco Steel had $1.7 million available for dividends.

The $300 million 10% senior secured notes of WCI (Senior Secured Notes of WCI) are secured by a second priority lien on substantially all of the existing property, plant and equipment of WCI which will become a first priority lien if all of the 10.5% senior notes of WCI (Senior Notes of WCI) due 2002 are extinguished ($.3 million currently outstanding). A Voluntary Employee Beneficiaries Association trust fund, established to hold WCI contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes of WCI, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes of WCI becomes a first priority lien.

WCI's $100 million revolving credit facility (Revolving Credit Facility of WCI) and the Senior Secured Notes of WCI contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of WCI's assets. WCI is generally permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist as a result of the transactions or dividends, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income, as defined, (less 100% of any consolidated net loss, as defined) earned for periods subsequent to October 31, 1996 when taken as a single accounting period.

NOTE 5 : ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

In common with much of the steel industry, WCI's facilities are located on sites that have been used for heavy industrial purposes for decades. WCI is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. WCI believes that it has made, and intends to continue to make, the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and WCI may be subject to more stringent environmental laws and regulations in the future. During 1998, the Environmental Protection Agency (EPA) adopted new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation scheduled for 2004. Like much of the steel, utilities and other industries, WCI's current operations are not expected to comply with these standards if implemented as currently adopted. WCI cannot currently assess the impact of these standards on its results of operations or financial condition. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's financial condition and results of operations. WCI is defendant in three civil actions instituted by the Department of Justice, on behalf of the EPA, in the United States District Court for the Northern District of Ohio. The first action, instituted on June 29, 1995, under the Clean Water Act, alleges numerous violations of WCI's National Pollution Discharge Elimination System alleged to have occurred during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleges violations by WCI of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to WCI's facilities in Warren, Ohio. The third action, instituted on May 11, 1998, under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), alleges violations of RCRA, the Ohio Administrative Code (OAC) and WCI's hazardous waste management permit issued pursuant to RCRA and OAC related to WCI's management of hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present WCI operated hazardous waste management units at the Warren facility without the proper permits pursuant to RCRA. Each action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997 in the case of the RCRA action) and also an injunction against continuing violations. WCI believes that imposition of the statutory maximum penalties for the alleged violations is unlikely based upon past judicial penalties imposed under the Acts and that it has defenses to liability. WCI is negotiating consent decrees with the EPA to settle the Clean Water Act and Clean Air Act actions. A trial for the RCRA action has been scheduled for June 1999. If WCI is unable to reach a negotiated settlement of these actions, and if a substantial penalty similar to the statutory maximum penalty were imposed, it could have a material adverse effect on the operating results or financial condition of WCI.

As a condition of a previous operating permit, WCI will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that it will not have a material adverse effect on the operating results or financial condition of WCI.

On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations Act and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs have filed an appeal regarding the court's decision to dismiss.

On April 5, 1996, an employee instituted an action for damages against WCI in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. The case went to trial on August 24, 1998 and the judge directed a verdict in favor of WCI.

A liability has been established for an amount, which WCI believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of WCI in a particular quarterly or annual period, however, WCI believes that the effect of such matters will not have a material adverse effect on WCI's consolidated financial position. In addition to the above matters, WCI is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its operations.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)



                                                     July 31,     October 31,
                                                       1998          1997
                                                   -----------    -----------
                                                   (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents.........................$  57,332     $  18,989
  Accounts receivable, less allowances..............   63,041        65,202
  Inventories.......................................   90,351       106,293
  Recoverable income taxes..........................       --         4,273
  Deferred income taxes.............................    8,472         8,188
  Prepaid expenses..................................      619         1,640
                                                     --------      --------
       Total current assets.........................  219,815       204,585
Property, plant and equipment, net..................  220,317       224,620
Intangible pension asset............................   18,124        20,982
Other assets, net...................................   16,035        20,564
                                                     --------      --------
            Total assets............................$ 474,291     $ 470,751
                                                     --------      --------
                                                     --------      --------
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$     115     $   1,319
  Accounts payable..................................   64,888        64,123
  Accrued liabilities...............................   46,355        51,504
  Income taxes......................................    3,223         1,737
                                                     --------      --------
       Total current liabilities....................  114,581       118,683

Long-term debt, excluding current portion...........  301,532       301,618
Deferred income taxes...............................   11,134         7,497
Postretirement health benefits......................   90,734        85,755
Pension benefits, excluding current portion.........   27,093        31,489
Other liabilities...................................   14,168        16,575
                                                     --------      --------
            Total liabilities.......................  559,242       561,617
                                                     --------      --------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................       --            --
  Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 100 shares
    issued and outstanding..........................       --            --
  Accumulated deficit...............................  (84,951)      (90,866)
                                                     --------      --------

            Total shareholder's equity (deficit)....  (84,951)      (90,866)
Commitments and contingencies.......................       --            --
            Total liabilities and                    --------      --------
              shareholder's equity (deficit)........$ 474,291     $ 470,751
                                                     --------      --------
                                                     --------      --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)


                                        Three months         Nine months
                                        ended July 31,      ended July 31,
                                       1998       1997      1998      1997
                                    ---------   ---------  ---------  ---------
  Net sales........................ $ 174,947  $ 165,917 $ 519,399 $ 499,458

  Operating costs and expenses
    Cost of products sold..........   144,947    134,358   435,999   407,258
    Depreciation and amortization..     6,436      5,653    19,253    16,779
    Selling, general and
      administrative expenses......     4,614      5,006    13,146    24,309
                                      -------    -------   -------   -------
                                      155,997    145,017   468,398   448,346
                                      -------    -------   -------   -------
  Operating income.................    18,950     20,900    51,001    51,112
                                      -------    -------   -------   -------
  Other income (expense)
    Interest expense...............    (8,007)    (8,055)  (24,029)  (23,648)
    Interest and other income, net.       775        301     1,491     1,089
                                      -------    -------   -------   -------
                                       (7,232)    (7,754)  (22,538)  (22,559)
                                      -------    -------   -------   -------
  Income before extraordinary loss
    and income taxes...............    11,718     13,146    28,463    28,553
  Income tax expense...............     4,570      4,996    10,598    10,913
                                      -------    -------   -------   -------
  Income before extraordinary
    loss...........................     7,148      8,150    17,865    17,640
 Extraordinary loss on early
    retirement of debt, net
    of income tax..................        --         --        --   (19,606)
                                      -------    -------   -------   -------

  Net income (loss)................ $   7,148  $   8,150 $  17,865 $  (1,966)
                                      -------    -------   -------   -------
                                      -------    -------   -------   -------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                  (Unaudited)


                                                                 Nine months
                                                                ended July 31,
                                                               1998        1997
Cash flows from operating activities
     Net income (loss).....................................$ 17,865     $ (1,966)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
          Depreciation and amortization....................  17,055       14,581
          Amortization of deferred maintenance costs.......   2,198        2,198
          Amortization of financing costs..................     993        1,093
          Postretirement health benefits...................   4,979        3,134
          Pension benefits.................................   2,021        4,257
          Deferred income taxes............................   3,353         (443)
          Extraordinary loss on early retirement of
            debt...........................................       -       32,786
          Other............................................    (382)         323
Cash provided (used) by changes in certain assets
  and liabilities
            Accounts receivable............................   2,636        5,064
            Inventories....................................  15,942       (5,164)
            Prepaid expenses and other assets..............   2,359        1,008
            Accounts payable...............................     765      (16,060)
            Accrued liabilities............................  (8,708)       4,113
            Income taxes payable and recoverable, net......   5,759       (8,031)
            Other liabilities..............................  (2,407)      (8,025)
                                                             -------     -------
                Net cash provided by operating
                  activities...............................  64,428       28,868
                                                            -------      -------
Cash flows from investing activities
   Additions to property, plant and equipment, net......... (12,955)     (33,498)
   Short-term investments, net.............................      --       49,146
   Gross proceeds from the sale of assets..................     110          135
                                                            -------      -------
                 Net cash (used) provided by investing
                   activities.............................. (12,845)      15,783
                                                            -------      -------
Cash flows from financing activities
     Net proceeds from issuance of Senior Secured
       Notes...............................................      --      290,103
     Repurchase of Senior Notes............................      --     (233,085)
     Repurchase of common stock............................      --      (56,936)
     Dividends paid........................................ (11,950)    (118,000)
     Principal payments on other long-term debt............  (1,290)      (2,151)
                                                          ---------      -------
                Net cash used by financing activities...... (13,240)    (120,069)
                                                          ---------     --------
Net increase (decrease) in cash and cash equivalents.......  38,343      (75,418)
Cash and cash equivalents at beginning of period...........  18,989       90,395
                                                           --------      -------
Cash and cash equivalents at end of period.................$ 57,332     $ 14,977
                                                           --------      -------
                                                           --------      -------



                                                                 Nine months
                                                                ended July 31,
                                                               1998        1997
                                                           ---------    --------
Supplemental disclosure of cash flow information
         Cash paid for interest............................$ 30,555     $ 21,216
         Cash paid for income taxes........................   1,486        6,207


The accompanying notes are an integral part of these condensed consolidated financial statements.


                        WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Three and nine months ended July 31, 1998 and 1997
                                  ( Unaudited )

NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WCI's Form 10-K for the fiscal year ended October 31, 1997.

NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 1998 and October 31, 1997 was as follows:


                                                 July 31,    October 31,
                                                  1998          1997
                                               (Unaudited)
                                               -----------   -----------
                                                 (Dollars in thousands)
         Raw materials.........................$  29,713     $  33,725
         Finished and semi-finished product....   68,935        82,216
         Supplies..............................       87           561
                                                --------      --------
                                                  98,735       116,502
         Less LIFO reserve.....................    8,384        10,209
                                                --------      --------
                                               $  90,351     $ 106,293
                                                --------      --------
                                                --------      --------


NOTE 3 : LONG-TERM DEBT
Long-term debt consists of the following:



                                                July 31,     October 31,
                                                  1998          1997
                                               (Unaudited)
                                               ----------    ----------
                                                (Dollars in thousands)
Senior Secured Notes of WCI with interest at
  10% payable semi-annually, due 2004..........$ 300,000     $ 300,000
Revolving Credit Facility of WCI with interest
  at prime plus 0.5% (9.00% at July 31, 1998)
  payable monthly..............................       --            --
Other..........................................    1,647         2,937
                                                 -------       -------
                                                 301,647       302,937
Less current portion of long-term debt.........      115         1,319
                                                 -------       -------
                                               $ 301,532     $ 301,618
                                                 -------       -------
                                                 -------       -------


The $300 million 10% senior secured notes of WCI (Senior Secured Notes of WCI) are secured by a second priority lien on substantially all of the existing property, plant and equipment of WCI which will become a first priority lien if all of the 10.5% senior notes of WCI due 2002 (Senior Notes of WCI) are extinguished ($.3 million currently outstanding). A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes of WCI, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes of WCI becomes a first priority lien.

WCI's $100 million revolving credit facility (Revolving Credit Facility of WCI) and Senior Secured Notes of WCI contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of WCI's assets. WCI is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist as a result of the transactions or dividends, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income, as defined, (less 100% of any consolidated net loss, as defined) earned for periods subsequent to October 31, 1996 when taken as a single accounting period. Under these agreements $1.3 million was available for dividends and other transactions with affiliates at July 31, 1998.

Renco Steel is a holding company formed by Renco in January 1998 which owns all the outstanding shares of capital stock of WCI. In February 1998 Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of WCI. Renco Steel intends to meet its debt service obligations from its cash balances and earnings thereon and through distributions from WCI, including payments pursuant to a tax sharing agreement and dividends as permitted under WCI's outstanding indebtedness as described above.

NOTE 4 :  ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

In common with much of the steel industry, WCI's facilities are located on sites that have been used for heavy industrial purposes for decades. WCI is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. WCI believes that it has made, and intends to continue to make, the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and WCI may be subject to more stringent environmental laws and regulations in the future. During 1998, the Environmental Protection Agency (EPA) adopted new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation scheduled for 2004. Like much of the steel, utilities and other industries, WCI's current operations are not expected to comply with these standards if implemented as currently adopted. WCI cannot currently assess the impact of these standards on its results of operations or financial condition. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's financial condition and results of operations.

WCI is defendant in three civil actions instituted by the Department of Justice, on behalf of the EPA, in the United States District Court for the Northern District of Ohio. The first action, instituted on June 29, 1995, under the Clean Water Act, alleges numerous violations of WCI's National Pollution Discharge Elimination System alleged to have occurred during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleges violations by WCI of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to WCI's facilities in Warren, Ohio. The third action, instituted on May 11, 1998, under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), alleges violations of RCRA, the Ohio Administrative Code (OAC) and WCI's hazardous waste management permit issued pursuant to RCRA and OAC related to WCI's management of hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present WCI operated hazardous waste management units at the Warren facility without the proper permits pursuant to RCRA. Each action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997 in the case of the RCRA action) and also an injunction against continuing violations. WCI believes that imposition of the statutory maximum penalties for the alleged violations is unlikely based upon past judicial penalties imposed under the Acts and that it has defenses to liability. WCI is negotiating consent decrees with the EPA to settle the Clean Water Act and Clean Air Act actions. A trial for the RCRA action has been scheduled for June 1999. If WCI is unable to reach a negotiated settlement of these actions, and if a substantial penalty similar to the statutory maximum penalty were imposed, it could have a material adverse effect on the operating results or financial condition of WCI.

As a condition of a previous operating permit, WCI will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that it would not have a material adverse effect on the operating results or financial condition of WCI.

On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations Act and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs have filed an appeal regarding the court's decision to dismiss.

On April 5, 1996, an employee instituted an action for damages against WCI in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. The case went to trial on August 24, 1998 and the judge directed a verdict in favor of WCI.

A liability has been established for an amount, which WCI believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of WCI in a particular quarterly or annual period, however, WCI believes that the effect of such matters will not have a material adverse effect on WCI's consolidated financial position. In addition to the above matters, WCI is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Three Months Ended July 31, 1998 Compared to
                        Three Months Ended July 31, 1997

Net sales for the three months ended July 31, 1998 were $174.9 million on 367,782 tons shipped, representing a 5.4% increase in net sales and a 13.7% increase in tons shipped compared to the three months ended July 31, 1997. Shipping volume increased in 1998 due to the shipment of 23,458 tons of lower value added semi-finished steel and an increase in shipments of commodity steel products. In addition, the shipping volume during the 1997 quarter was adversely affected by equipment outages during the completion of an upgrade to WCI's hot strip mill. Excluding semi-finished steel, net sales per ton shipped decreased 4.7% to $490 compared to $514 for the 1997 quarter. This decrease is the result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steels accounted for 66.5% of shipments in 1998 compared to 71.0% in 1997. During the third quarter of 1998, the domestic steel industry experienced increased import activity and reduced demand due to a strike at General Motors Corporation. These events resulted in a lower order rate for the industry, including WCI, and, as a result, WCI's order backlog contracted by over 20% during the quarter. These market conditions may result in lower shipments or reduced prices, or both, in the fourth quarter of 1998.

Gross margin (net sales less cost of goods sold) was $30.1 million for the three months ended July 31, 1998 compared to $31.6 million for the three months ended July 31, 1997. The decrease in gross margin reflects the lower selling prices and change in product mix discussed above offset by higher volume and lower production costs in 1998.

Operating income was $18.1 million, $49 per ton, for the three months ended July 31, 1998 compared to $20.0 million, $62 per ton, for the three months ended July 31, 1997. The lower operating income for 1998 reflects the lower gross margin discussed above and higher depreciation expense relating to the hot strip mill upgrade substantially completed in late 1997.

Interest expense increased to $11.4 million in the 1998 quarter compared to $8.1 million in the 1997 quarter as a result of the issuance of Renco Steel's $120.0 million Senior Secured Notes on February 3, 1998.

As a result of the items discussed above, net income was $5.1 million in the 1998 quarter compared to $7.6 million in 1997.

                   Nine Months Ended July 31, 1998 Compared to
                         Nine Months Ended July 31, 1997

Net sales for the nine months ended July 31, 1998 were $519.4 million on 1,104,206 tons shipped, representing a 4.0% increase in net sales and a 11.8% increase in tons shipped compared to the nine months ended July 31, 1997. Shipping volume increased in 1998 due to the shipment of 69,714 tons of lower value added semi-finished steel during the 1998 period and an increase in shipments of commodity steel products. Excluding semi-finished steel, net sales per ton shipped decreased 4.3% to $484 compared to $506 for the 1997 period. This decrease is primarily the result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steels accounted for 65.1% of shipments in 1998 compared to 69.1% in 1997.

Gross margin (net sales less cost of goods sold) was $83.6 million for the nine months ended July 31, 1998 compared to $92.2 million for the nine months ended July 31, 1997. The decrease in gross margin reflects the lower selling prices discussed above offset somewhat by higher volume and lower production costs in 1998.

Operating income was $48.5 million for the nine months ended July 31, 1998 compared to $48.4 million for the nine months ended July 31, 1997. The operating results for 1997 include $8.6 million of compensation expenses related to the debt refinancing and equity redemption transactions of WCI effected in November 1997. Excluding the expenses incurred as a result of these transactions, operating income was $57.0 million during the 1997 period or $58 per ton shipped compared to $44 per ton shipped in the 1998 period. The decrease in operating income in 1998 (excluding the previously mentioned compensation charges in 1997) reflects the lower gross margin discussed above and higher depreciation expense as a result of WCI's hot strip mill upgrade substantially completed in late 1997 offset by a decrease in selling, general and administrative expenses in 1998 as a result of lower variable compensation, legal and bad debt expenses.

Interest expense in the nine months ended July 31, 1998 was $30.8 million compared to $23.6 million in the nine months ended July 31, 1997, resulting from the issuance of the Company's $120.0 million Senior Secured Notes on February 3, 1998 and the issuance of the $300.0 million Senior Secured Notes of WCI and the retirement of $206.1 million principal amount of the Senior Notes of WCI on November 27, 1996.

As a result of the items discussed above, income before extraordinary items was $12.9 million in 1998 compared to $15.4 million in 1997. During the nine months ended July 31, 1997, the Company recognized an extraordinary loss of $19.6 million, net of income taxes, on the early retirement of $206.1 million principal amount of the Senior Notes of WCI. As a result, the Company had a net loss of $4.2 million for the nine months ended July 31, 1997.

Liquidity and Capital Resources

    The Company

The Company intends to meet its debt service obligations from its cash and investment balances and earnings thereon and through distributions from WCI, including dividends and payments pursuant to a tax sharing agreement as permitted under WCI's outstanding indebtedness. The amount of distributions that WCI may make to the Company are limited by the terms of WCI's indebtedness. At July 31, 1998, WCI was permitted to make dividend payments of $1.3 million. In addition, Renco may make contributions or advances to the Company, however, Renco has no obligation to do so.

    WCI

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of July 31, 1998 consisted of $57.3 million of cash and cash equivalents and available borrowing under the Revolving Credit Facility of WCI. The Revolving Credit Facility of WCI has a maximum borrowing limit of $100 million, is secured by WCI's inventories and receivables and expires on December 29, 1999. As of July 31, 1998, WCI had no borrowings outstanding under the Revolving Credit Facility of WCI, with a borrowing limit of $100 million less any outstanding letters of credit ($5.6 million as of July 31, 1998).

Cash provided by operating activities was $64.4 million for the nine months ended July 31, 1998 compared to $28.9 million for the 1997 period. The increase in operating cash flow in 1998 compared to 1997 resulted primarily from working capital changes including a planned reduction in steel inventory of $13.3 million. WCI sponsors a defined benefit pension plan to which it contributed $1.5 million during 1998 to-date and expects to contribute approximately $1.5 million per quarter through 1999 which will satisfy the minimum funding requirements of ERISA for those periods.

Capital expenditures were $13.0 million and $33.5 million for the nine months ended July 31, 1998 and 1997, respectively. Capital expenditures in 1997 included expenditures for WCI's hot strip mill upgrade which was substantially completed in late 1997. Management has funded capital expenditures in 1998 and 1997 through cash balances and cash provided by operating activities. At July 31, 1998, WCI had commitments for capital expenditures of approximately $3.1 million.

The Revolving Credit Facility of WCI and Senior Secured Notes of WCI contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control.

During the quarter ended July 31, 1998, WCI paid dividends of $6.7 million and expects that further dividends will be declared and paid in the future, up to the amount permitted under the Senior Secured Notes of WCI indenture.

Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the year 2000. Over the past several years, WCI has been assessing and modifying its business systems to be year 2000 compliant and has completed approximately 90% of the required program changes. WCI is in the initial phase of testing individual applications which have been modified for year 2000. WCI expects to complete system-wide testing and final remediation by July 1999. WCI does not expect year 2000 issues related to its business systems to have any material effect on WCI's costs or to cause any significant disruption in operations. WCI is completing initial test procedures to assess its process control environment for year 2000 compliance which is expected to be completed by September 1998. WCI intends to make the necessary modifications to prevent disruption to its operations. Because the initial assessment is not yet complete, WCI is unable at this time to estimate the cost or potential effect on its operations of achieving year 2000 compliance in its process control environment.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of The Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; action of the securities markets, and the outcome of pending environmental and other legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in The Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

At July 31, 1998, the Company's other investments consist of investments in limited partnerships or corporations, which invest in a variety of financial assets including equity, debt, and derivative securities. Because of the nature of the underlying investments, the Company's investments are subject to a high degree of risk, including, but not limited to, credit risk, interest risk, foreign currency exchange risk, and equity price risk. The Company does not have any off balance sheet risk with respect to these investments, and thus its risk is limited to the loss of its investment. The limited partnerships or corporations in which the Company has invested each provide liquidity for withdrawal within 90 days of notice, and accordingly, these investments have been classified as current assets in the accompanying balance sheet as of July 31, 1998. These investments are held for trading purposes and are recorded at fair value for financial reporting purposes.

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.



ITEM 1.  LEGAL PROCEEDINGS


         United States v. WCI Steel, Inc.

         Reference is made to the description of the action filed against WCI on May 11, 1998 contained in WCI's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 and as described in Note 5 to Renco Steel's condensed consolidated financial statements.

         Leonard v. WCI Steel, Inc. et al.

         On April 5, 1996, an employee instituted an action for damages against WCI in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. The case went to trial on August 24, 1998 and the judge directed a verdict in favor of WCI.

ITEM 6.  EXHIBITS and REPORTS ON FORM 8-K


         (a) Exhibits:

         A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.


         (b) Reports on Form 8-K:

         On May 19, 1998, WCI filed Form 8-K to report the civil action filed against WCI under RCRA on May 11, 1998. This matter is described in
         Note 5 to Renco Steel's condensed consolidated financial statements.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           RENCO STEEL HOLDINGS, INC.
                                  (registrant)



Date: September 11, 1998            /S/ JAMES N. CHAPMAN
                                    ------------------------------
                                    James N. Chapman
                                    President
                                    (principal executive officer)



                                    /S/ ROGER L. FAY
                                    -----------------------------
                                    Roger L. Fay
                                    Vice President and
                                    Chief Financial Officer
                                    (principal financial and
                                    accounting officer)

                           RENCO STEEL HOLDINGS, INC.


                                  EXHIBIT INDEX



Exhibit Number              Description

     27.                Financial Data Schedule