Form 10-Q
period 1999-01-31
RENCO STEEL HOLDINGS INC
filed 1999-03-17
CIK 1057959

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

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

                                                           [ ]  Yes     [X]   No

         As of March 17, 1999, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

--------------------------------------------------------------------------------

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR

                                      INDEX
                        --------------------------------

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements of Renco Steel Holdings, Inc.

        Condensed Consolidated Balance Sheets as of
        January 31, 1999 and October 31, 1998.                             3

        Condensed Consolidated Statements of Income for the
        three months ended January 31, 1999 and 1998.                      4

        Condensed Consolidated Statements of Cash Flows for the
        three months ended January 31, 1999 and 1998.                      5

        Notes to Condensed Consolidated Financial Statements.              6


        Financial Statements of WCI Steel, Inc.

        Condensed Consolidated Balance Sheets as of
        January 31, 1999 and October 31, 1998.                            10

        Condensed Consolidated Statements of Operations for the
        three months ended January 31, 1999 and 1998.                     11

        Condensed Consolidated Statements of Cash Flows for the
        three months ended January 31, 1999 and 1998.                     12

        Notes to Condensed Consolidated Financial Statements.             13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               16

PART II OTHER INFORMATION
-------------------------

Item 1. Legal Proceedings                                                 23

Item 6. Exhibits and Reports on Form 8-K                                  23

        Signatures                                                        24

        Exhibit Index                                                     25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                      January 31,    October 31,
                                                         1999           1998
                                                      (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents ......................     $   7,855      $   4,957
  Restricted cash and cash equivalents ...........        60,320         62,195
  Other investments ..............................        14,515         15,774
  Accounts receivable, less allowances ...........        42,434         48,724
  Inventories ....................................        84,825         88,138
  Deferred income taxes ..........................          --            8,462
  Prepaid expenses ...............................         1,399          1,144
                                                       ---------      ---------
         Total current assets ....................       211,348        229,394
Property, plant and equipment, net ...............       263,109        266,625
Excess of cost over acquired net assets, net .....        12,303         12,439
Other assets, net ................................        32,195         34,342
                                                       ---------      ---------
                  Total assets ...................     $ 518,955      $ 542,800
                                                       =========      =========
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt ..............     $     117      $     116
  Accounts payable ...............................        48,316         46,620
  Accrued liabilities ............................        50,824         56,309
                                                       ---------      ---------
         Total current liabilities ...............        99,257        103,045

Long-term debt, excluding current portion ........       421,100        421,114
Deferred income taxes ............................          --           30,393
Postretirement health care benefits ..............        95,192         93,378
Pension benefits .................................        22,153         23,604
Other liabilities ................................        13,536         14,054
                                                       ---------      ---------
                  Total liabilities ..............       651,238        685,588
                                                       ---------      ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding ............          --             --
  Additional paid-in capital .....................             1              1
  Accumulated deficit ............................      (132,284)      (142,789)
                                                       ---------      ---------
                  Total shareholder's deficit ....      (132,283)      (142,788)
Commitments and contingencies ....................          --             --

                  Total liabilities and ..........          --             --
                   shareholder's deficit .........     $ 518,955      $ 542,800
                                                       =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

          RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three months
                                                          ended January 31,
                                                        1999             1998
Net sales ....................................       $ 110,277        $ 166,592

Operating costs and expenses
 Cost of products sold .......................         101,796          141,848
 Depreciation and amortization ...............           6,704            7,359
 Selling, general and
  administrative expenses ....................           3,301            4,049
                                                     ---------        ---------
                                                       111,801          153,256
                                                     ---------        ---------
Operating (loss) income ......................          (1,524)          13,336
                                                     ---------        ---------
Other income (expense)
 Interest expense ............................         (11,414)          (8,014)
 Interest, investment
  and other income, net ......................           1,967              299
                                                     ---------        ---------
                                                        (9,447)          (7,715)
                                                     ---------        ---------
(Loss) income before income taxes ............         (10,971)           5,621
Income tax (benefit) expense .................         (21,477)           2,041
                                                     ---------        ---------
  Net income .................................       $  10,506        $   3,580
                                                     =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Three months
                                                                   ended January 31,
                                                                   1999        1998
Cash flows from operating activities
         Net income ..........................................   $ 10,506    $  3,580
         Adjustments to reconcile net income
          to net cash provided by operating activities
                  Depreciation and amortization ..............      5,972       6,626
                  Amortization of deferred maintenance costs .        732         733
                  Amortization of financing costs ............        450         337
                  Postretirement health care benefits ........      1,814       1,514
                  Pension benefits ...........................       (483)      1,361
                  Deferred income taxes ......................    (21,677)        203
                  Gain on other investments ..................     (1,224)         --
                  Other ......................................         18         (35)
         Cash provided (used) by changes in certain
          assets and liabilities
                  Accounts receivable ........................      6,290      (5,135)
                  Inventories ................................      3,314       2,546
                  Prepaid expenses and other assets ..........       (143)        911
                  Accounts payable ...........................      1,696      (2,397)
                  Accrued liabilities ........................     (5,839)     (5,677)
                  Other liabilities ..........................       (519)     (1,543)
                                                                 --------    --------
                  Net cash provided by operating activities ..        907       3,024
                                                                 --------    --------
Cash flows from investing activities
         Additions to property, plant and equipment ..........     (2,337)     (4,192)
         Gross proceeds from the sale of assets ..............         --         110
         Other investments, net ..............................      2,482          --
                                                                 --------    --------
                  Net cash provided (used) by investing
                   activities ................................        145      (4,082)
                                                                 --------    --------
Cash flows from financing activities
         Dividends paid ......................................         --      (5,300)
         Principal payments on long-term debt ................        (29)       (965)
         Issuance of common stock of Company .................         --           1
                                                                 --------    --------
                  Net cash used by financing activities ......        (29)     (6,264)
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents .........      1,023      (7,322)
Total cash and cash equivalents at
 beginning of period .........................................     67,152      18,989
                                                                 --------    --------
Total cash and cash equivalents at end of period .............   $ 68,175    $ 11,667
                                                                 ========    ========
Supplemental disclosure of cash flow information
         Cash paid for interest ..............................   $ 15,145    $ 15,194
         Cash paid for income taxes ..........................        220          40

The accompanying notes are an integral part of these condensed consolidated financial statements.

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended January 31, 1999 and 1998
                                  ( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

Renco Steel Holdings, Inc. (Renco Steel) is a holding company incorporated in the state of Ohio which was formed on January 20, 1998 and is a wholly owned subsidiary of The Renco Group, Inc. (Renco). On January 29, 1998, Renco contributed to Renco Steel its interest in its wholly owned subsidary WCI Steel, Inc. (WCI or Precedessor). Accordingly the accompanying financial statements include the accounts of Renco Steel and WCI (collectively, the Company).

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.

NOTE 2 : OTHER INVESTMENTS

At January 31, 1999, the Company's other investments consisted of investments in limited partnerships which invest in a variety of financial assets, including equity, debt, and derivative securities. Because of the nature of the underlying investments, the Company's investments are subject to a high degree of risk, including, but not limited to, credit risk, interest rate risk, foreign currency exchange risk, and equity price risk. The Company does not have any off balance sheet risk with respect to these investments, and thus its risk is limited to the loss of its investment. The limited partnerships in which the Company has invested each provide limited terms of withdrawal, the most restrictive being annual withdrawal on December 31 of any year, upon 45 days notice, and accordingly, these investments have been classified as current assets in the accompanying balance sheets as of January 31, 1999 and October 31, 1998. These investments are held for trading purposes and are recorded at fair value for financial reporting purposes. The Company's condensed consolidated statements of income include unrealized gains related to investments of $1.2 million and zero for the three months ended January 31, 1999 and January 31, 1998, respectively.

NOTE 3 : INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at January 31, 1999 and October 31, 1998 was as follows:

                                                      January 31,    October 31,
                                                         1999          1998
                                                      (Unaudited)
                                                      -----------    -----------
                                                      (Dollars in thousands)
Raw materials ....................................     $36,986        $36,259
Finished and semi-finished product ...............      54,328         58,332
Supplies .........................................          67             86
                                                       -------        -------
                                                        91,381         94,677
Less LIFO reserve ................................       6,556          6,539
                                                       -------        -------
                                                       $84,825        $88,138
                                                       =======        =======

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

WCI is a defendant in three civil actions instituted by the Department of Justice, on behalf of the EPA, in the United States District Court for the Northern District of Ohio. The first action, instituted on June 29, 1995, under the Clean Water Act, alleges numerous violations of WCI's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleges violations by WCI of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to WCI's facilities in Warren, Ohio. The third action, instituted on May 11, 1998, under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), alleges violations of RCRA, the Ohio Administrative Code (OAC) and WCI's hazardous waste management permit issued pursuant to RCRA and OAC related to WCI's management of hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present WCI operated hazardous waste management units at the Warren facility without the proper permits pursuant to RCRA. Each action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997 in the case of the RCRA action) and also an injunction against continuing violations. WCI believes that imposition of the statutory maximum penalties for the alleged violations is unlikely based upon past judicial penalties imposed under the Acts and that it has defenses to liability. WCI has been attempting to negotiate consent decrees with the EPA to settle the Clean Water Act and Clean Air Act actions. A trial for the RCRA action has been scheduled for June 1999. If WCI is unable to reach a negotiated settlement of these actions, and if a substantial penalty similar to the statutory maximum penalty were imposed, it would have a material adverse effect on the operating results and financial condition of WCI.

As a condition of a previous operating permit, WCI will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations Act and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs have filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. No decision regarding the appeal has yet been rendered.

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

NOTE 5 : INCOME TAXES

On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. As a result of this change in tax status, the Company recognized an income tax benefit of $21.5 million during the three months ended January 31, 1999 which represents the elimination of net deferred tax liabilities recorded as of October 31, 1998.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                        January 31,  October 31,
                                                           1999         1998
                                                        (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents ..........................   $  60,320    $  62,195
  Accounts receivable, less allowances ...............      42,434       48,724
  Inventories ........................................      83,844       87,140
  Deferred income taxes ..............................          --        8,610
  Prepaid expenses ...................................       1,399        1,144
                                                         ---------    ---------
         Total current assets ........................     187,997      207,813
Property, plant and equipment, net ...................     214,873      217,624
Other assets, net ....................................      32,850       34,849
                                                         ---------    ---------
                  Total assets .......................   $ 435,720    $ 460,286
                                                         =========    =========
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt ..................   $     117    $     116
  Accounts payable ...................................      48,316       46,620
  Accrued liabilities ................................      43,898       53,237
                                                         ---------    ---------
         Total current liabilities ...................      92,331       99,973

Long-term debt, excluding current portion ............     301,472      301,502
Deferred income taxes ................................          --       13,368
Postretirement health care benefits ..................      94,563       92,738
Pension benefits .....................................      22,074       23,524
Other liabilities ....................................      13,536       14,054
                                                         ---------    ---------
                  Total liabilities ..................     523,976      545,159
                                                         ---------    ---------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
    5,000 shares authorized, none issued .............          --           --
  Common stock, no par value, stated value $.01
    per share, 40 million shares authorized,
    100 shares issued and outstanding ................          --           --
  Accumulated deficit ................................     (88,256)     (84,873)
                                                         ---------    ---------
                  Total shareholder's equity (deficit)     (88,256)     (84,873)
Commitments and contingencies ........................          --           --

                  Total liabilities and ..............          --           --
                   shareholder's equity (deficit) ....   $ 435,720    $ 460,286
                                                         =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Three months
                                                         ended January 31,
                                                        1999             1998
Net sales ....................................       $ 110,277        $ 166,592

Operating costs and expenses
 Cost of products sold .......................         101,864          141,848
 Depreciation and amortization ...............           5,802            6,413
 Selling, general and
  administrative expenses ....................           3,224            4,052
                                                     ---------        ---------
                                                       110,890          152,313
                                                     ---------        ---------
Operating income (loss) ......................            (613)          14,279
                                                     ---------        ---------
Other income (expense)
 Interest expense ............................          (8,010)          (8,014)
 Interest and other income, net ..............             682              299
                                                     ---------        ---------
                                                        (7,328)          (7,715)
                                                     ---------        ---------
Income (loss) before income taxes ............          (7,941)           6,564
Income tax (benefit) expense .................          (4,558)           2,363
                                                     ---------        ---------
  Net income (loss) ..........................       $  (3,383)       $   4,201
                                                     =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Three months
                                                                   ended January 31,
                                                                   1999        1998
Cash flows from operating activities
         Net income (loss) ...................................   $ (3,383)   $  4,201
         Adjustments to reconcile net income (loss)
          to net cash provided by operating activities
                  Depreciation and amortization ..............      5,070       5,680
                  Amortization of deferred maintenance costs .        732         733
                  Amortization of financing costs ............        328         337
                  Postretirement health care benefits ........      1,825       1,514
                  Pension benefits ...........................       (411)      1,361
                  Deferred income taxes ......................     (4,758)        203
                  Provision for losses on accounts
                   receivable ................................         --        (100)
                  Other ......................................         18         (35)
         Cash provided (used) by changes in certain assets
          and liabilities
                  Accounts receivable ........................      6,290      (5,035)
                  Inventories ................................      3,296       2,546
                  Accounts payable ...........................      1,696      (2,397)
                  Accrued liabilities ........................     (9,439)     (8,837)
                  Other assets and liabilities, net ..........       (773)      2,853
                                                                 --------    --------
                  Net cash provided by operating activities ..        491       3,024
                                                                 --------    --------
Cash flows from investing activities
         Additions to property, plant and equipment ..........     (2,337)     (4,192)
                  Gross proceeds from the sale of assets .....         --         110
                                                                 --------    --------
                  Net cash used by investing activities ......     (2,337)     (4,082)
                                                                 --------    --------
Cash flows from financing activities
     Dividends paid ..........................................         --      (5,300)
     Principal payments on long-term debt ....................        (29)       (965)
                                                                 --------    --------
                  Net cash used by financing activities ......        (29)     (6,265)
                                                                 --------    --------
Net decrease in cash and cash equivalents ....................     (1,875)     (7,323)
Cash and cash equivalents at beginning of period .............     62,195      18,989
                                                                 --------    --------
Cash and cash equivalents at end of period ...................   $ 60,320    $ 11,666
                                                                 ========    ========
Supplemental disclosure of cash flow information
         Cash paid for interest ..............................   $ 15,145    $ 15,194
         Cash paid for income taxes ..........................        583          40

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended January 31, 1999 and 1998
                                  ( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.

NOTE 2 : INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at January 31, 1999 and October 31, 1998 was as follows:

                                                       January 31,   October 31,
                                                          1999           1998
                                                       (Unaudited)
                                                       -----------   -----------
                                                       (Dollars in thousands)
Raw materials ....................................       $36,986        $36,259
Finished and semi-finished product ...............        54,328         58,332
Supplies .........................................            67             86
                                                         -------        -------
                                                          91,381         94,677
Less LIFO reserve ................................         7,537          7,537
                                                         -------        -------
                                                         $83,844        $87,140
                                                         =======        =======

NOTE 3 : ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

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

The Company is a defendant in three civil actions instituted by the Department of Justice, on behalf of the EPA, in the United States District Court for the Northern District of Ohio. The first action, instituted on June 29, 1995, under the Clean Water Act, alleges numerous violations of the Company's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleges violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. The third action, instituted on May 11, 1998, under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), alleges violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit issued pursuant to RCRA and OAC related to the Company's management of hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present the Company operated hazardous waste management units at the Warren facility without the proper permits pursuant to RCRA. Each action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997 in the case of the RCRA action) and also an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalties for the alleged violations is unlikely based upon past judicial penalties imposed under the Acts and that it has defenses to liability. The Company has been attempting to negotiate consent decrees with the EPA to settle the Clean Water Act and Clean Air Act actions. A trial for the RCRA action has been scheduled for June 1999. If the Company is unable to reach a negotiated settlement of these actions, and if a substantial penalty similar to the statutory maximum penalty were imposed, it would have a material adverse effect on the operating results and financial condition of the Company.

As a condition of a previous operating permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations Act and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs have filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. No decision regarding the appeal has yet been rendered.

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

NOTE 4 : INCOME TAXES

On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. As a result of this change in tax status, the Company recognized an income tax benefit of $4,558,000 during the three months ended January 31, 1999 which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three Months Ended January 31, 1999 Compared to
         Three Months Ended January 31, 1998

Net sales for the three months ended January 31, 1999 were $110.3 million on 241,082 tons shipped, representing a 33.8% decrease in net sales and a 30.7% decrease in tons shipped compared to the three months ended January 31, 1998. Net sales per ton shipped decreased 5.8% to $457 in the 1999 quarter compared to $485 in 1998, excluding semi-finished steel. Shipments of custom carbon, alloy and electrical steels accounted for 66.8% of total shipments during the 1999 quarter compared to 63.9%, excluding semi-finished steel, in the comparable period of 1998. The decreases in net sales per ton shipped and the lower shipping volume reflect an unprecedented surge in steel imports during the second half of 1998, which began to slow in December 1998. WCI has experienced an improving order entry rate since the low point experienced in October 1998 and booked at near capacity levels during January and the first half of February 1999. WCI's order backlog increased to 199,000 tons at January 31, 1999 compared to 155,000 tons at October 31, 1998. As a result, WCI increased production in late January 1999 and expects that shipments will return to more normal levels by late in the second fiscal quarter. In addition, several domestic producers, including WCI, have announced price increases of $10 to $40 per ton effective April 1999. There can be no assurance that the announced price increases will be realized.

Gross margin (net sales less cost of products sold) was $8.5 million for the three months ended January 31, 1999 compared to $24.7 million for the three months ended January 31, 1998. The decrease in gross margin in 1999 is primarily attributable to the lower selling prices and volume discussed above and the effect of higher costs caused by production being significantly below capacity throughout most of the first quarter. In addition, during the first quarter of 1999, WCI incurred approximately $0.9 million of costs to address year 2000 computer issues and to repair a vessel breakout that occurred at its basic oxygen furnace.

The Company incurred an operating loss of $1.5 million for the three months ended January 31, 1999 compared to operating income of $13.3 million for the three months ended January 31, 1998. The operating results for 1999 reflect the lower gross margin discussed above partially offset by decreases in depreciation expense and selling, general and administrative expenses primarily as a result of lower variable compensation expense.

Interest expense was $11.4 million in the first quarter of 1999 compared to $8.0 million in the first quarter of 1998. The increase was primarily due to Renco Steel's issuance of the $120.0 million principal amount 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes) on February 3, 1998. Interest, investment and other income, net, was $2.0 million in the first quarter of 1999 compared to $0.3 million in the first quarter of 1998 due to interest earned on significantly higher cash and cash equivalent balances at WCI, and investment income at Renco Steel.

As a result of the items discussed above, the Company incurred a loss before taxes of $11.0 million in 1999 compared to income before taxes of $5.6 million in 1998. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes and has recognized an income tax benefit of $21.5 million during the three months ended January 31, 1999 representing the elimination of net deferred tax liabilities recorded as of October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Renco Steel

In February 1998, Renco Steel issued the Senior Senior Secured Notes. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1, and August 1 of each year.

Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent, general corporate overhead. Renco Steel has met these requirements from existing cash balances and through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness. At January 31, 1999, Renco Steel had available cash and investment balances of $15.9 million, net of cash appropriated for the February 1st interest payment. Renco may also make contributions or advances to Renco Steel to meet its debt service obligations, however, Renco has no obligation to do so.

A source of liquidity for Renco Steel to meet its debt service obligations has been available payments from WCI under the tax sharing agreement. On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco designated Renco Steel and WCI as qualified subchapter S subsidiaries. (See Note 5 to Part I Financial Statements of Renco Steel Holdings Inc., Item 1).

As a result of such election, Renco Steel generally will not be receiving income tax payments from WCI pursuant to the tax sharing agreement. The effect of this is the loss of cash generated from the tax benefit, if any, derived from Renco Steel's interest expense. This may be partially offset by an increase in allowable dividends payable by WCI under the terms of WCI's indenture. Management believes that this change in tax status will not have a material adverse effect on Renco Steel and its ability to meet its debt service obligations.

The ability of Renco Steel to meet its debt service obligations is dependent upon WCI's operating performance and financial results and the performance of its investments, other than in WCI (Other Investments). WCI's operating performance and financial results will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond WCI's control. WCI incurred a loss of $3.4 million in the first fiscal quarter of 1999 and expects production and sales to return to normal levels by the end of the second fiscal quarter of 1999. As a result, Renco Steel does not expect to receive a dividend distribution from WCI until late 1999 or later. Such dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996.

The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens and the ability to pay dividends. The ability of Renco Steel to comply with such covenants will be dependent upon WCI's future performance.

Cash provided by operating activities was $0.9 million for the three months ended January 31, 1999 compared to $3.0 million for the 1998 period. The lower operating cash flow in 1999 compared to 1998 resulted from a decrease in income before taxes as described above, partially offset by changes in working capital.

Cash provided by investing activities was $0.1 million during the first quarter of 1999, compared with a cash outflow of $4.1 million in the 1998 first quarter. WCI's capital expenditures in the current period were $1.9 million less than in the prior period and Renco Steel's proceeds from the sale of Other Investments provided $2.5 million, net of purchases. Capital expenditures in fiscal 1999 are estimated to be $15.0 million to $20.0 million. Management has funded such expenditures in 1999 and 1998 from existing cash balances and cash provided by operations. At January 31, 1999, WCI had commitments for capital expenditures of approximately $3.0 million.

         WCI

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, and interest expense. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of January 31, 1999 consisted of cash and cash equivalents of $60.3 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility of WCI). The Revolving Credit Facility of WCI has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of January 31, 1999, WCI had no borrowings outstanding under the Revolving Credit Facility of WCI, with a borrowing limit of $82.1 million based on eligible inventories and receivables, net of $6.6 million in outstanding letters of credit. Management believes that it has sufficient liquidity to support its operations for the foreseeable future.

WCI's cash provided by operating activities was $0.5 million for the three months ended January 31, 1999 compared to $3.0 million for the 1998 period. The lower operating cash flow in 1999 compared to 1998 resulted from a decrease in income before taxes as described above, partially offset by changes in working capital.

Capital expenditures were $2.3 million and $4.2 million during the first quarter of fiscal 1999 and 1998, respectively, and are estimated to be $15 million to $20 million for all of fiscal 1999. Management has funded capital expenditures in 1999 and 1998 through cash balances and cash provided by operating activities. At January 31, 1999, WCI had commitments for capital expenditures of approximately $3.0 million.

The Revolving Credit Facility of WCI and WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI) contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios which limit the incurrence of additional indebtedness. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon its future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control.

WCI paid no dividends during the first quarter of 1999 and, under the terms of the Senior Secured Notes of WCI indenture, WCI was not permitted to pay dividends at January 31, 1999.

Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in or after the year 2000. Over the past several years, WCI has been assessing and modifying its business systems to be year 2000 ready and has completed the required program changes and has completed, or has substantially completed, the replacement/ upgrading of purchased systems. WCI is testing each individual application for year 2000 readiness and has completed testing of approximately 70% of the applications and, after completing additional remediation on approximately 5% of the programs tested, has found them to be year 2000 ready. WCI has developed a comprehensive enterprise-wide testing plan for its business systems. The initial test is scheduled for March 1999 and further remediation may be required after this test. WCI has a second enterprise-wide test scheduled for July 1999, if necessary. WCI has completed an inventory and assessment of its process control environment including automation, instrumentation and components with embedded chips, with approximately 90% of the assessed inventory being year 2000 ready. WCI expects to complete remediation and testing of the process control systems and components by September 1999. WCI is planning an enterprise-wide test for process control in mid-1999. WCI does not expect year 2000 issues related to its business systems or process control environment to cause any significant disruption to operations. WCI incurred $0.2 million of incremental costs to address year 2000 issues during the three months ended January 31, 1999 and, based on information available at this time, estimates that it will incur incremental costs of approximately $1.5 million during the remainder of 1999.

In conjunction with its efforts to achieve year 2000 readiness, WCI is also monitoring the status of the year 2000 readiness programs at its significant suppliers and business partners through questionnaires which were sent to each such entity. WCI has received responses from approximately 87% of these entities. WCI is evaluating these responses and intends to make additional inquiries of critical suppliers during 1999 to monitor the status of their year 2000 readiness efforts. WCI will use information learned from this process in developing its contingency plans to mitigate the impact that may occur if its critical suppliers are not year 2000 ready on a timely basis.

While WCI is developing contingency plans for the sourcing and transportation of raw material components critical to its operations, WCI is presently dependent on a single source for certain of its energy, raw materials and transportation needs. If certain vendors are unable to supply the raw materials, energy or transportation services on a timely basis in the year 2000, it could result in WCI being unable to operate or require WCI to operate at a reduced level. In addition, the lack of accurate and timely year 2000 information from suppliers of automation and process control systems and components or suppliers' inability to provide year 2000 ready replacement components could result in WCI being unable to operate, or require WCI to operate at a reduced level, in the year 2000.

Accounting Standards

In March 1998, the American Institute of Certified Public Accounts issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense as incurred costs to develop or obtain internal-use software. The Company adopted SOP 98-1 effective November 1, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations for the three months ended January 31, 1999.

Forward-Looking Statements

This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; the outcome of pending environmental and other legal matters and the performance of the Other Investments. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.

ITEM 1. LEGAL PROCEEDINGS

                  For information relating to WCI's environmental matters and employee litigation described in the Company's Form 10-K for the year ended October 31, 1998, see Part I, Note 4 to Item 1, Financial Statements.

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

                  (a) Exhibits:

                  A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

                  (b) Reports on Form 8-K:

                  On January 29, 1999, WCI filed Form 8-K to report a change in tax status. This matter is described in Note 5 to the condensed consolidated financial statements.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  RENCO STEEL HOLDINGS, INC.
                                                  (registrant)

Date: March 17, 1999                              /s/ JAMES N. CHAPMAN
                                                  ------------------------------
                                                  James N. Chapman
                                                  President
                                                  (principal executive officer)


                                                  /s/ ROGER L. FAY
                                                  ------------------------------
                                                  Roger L. Fay
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)

                           RENCO STEEL HOLDINGS, INC.

                                  EXHIBIT INDEX

             Exhibit Number                              Description

                  27.                               Financial Data Schedule