Form 10-Q
period 1999-04-30
RENCO STEEL HOLDINGS INC
filed 1999-06-11
CIK 1057959

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

For the quarterly period ended April 30, 1999.
                              -----------------

                                       or

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to


Commission file number: 333-48245
                       --------------------

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

                                                          / /  Yes     /X/   No

         As of June 11, 1999, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

--------------------------------------------------------------------------------

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR

                                      INDEX
                        --------------------------------


                                                                                     Page No.
                                                                                     --------
PART I            FINANCIAL INFORMATION
---------------------------------------

 Item 1.          Financial Statements of Renco Steel Holdings, Inc.

                  Condensed Consolidated Balance Sheets as of
                  April 30, 1999 and October 31, 1998.                                         3

                  Condensed Consolidated Statements of Operations for the
                  three and six months ended April 30, 1999 and 1998.                          4

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended April 30, 1999 and 1998.                                    5

                  Notes to Condensed Consolidated Financial Statements.                        6


                  Financial Statements of WCI Steel, Inc.

                  Condensed Consolidated Balance Sheets as of
                  April 30, 1999 and October 31, 1998.                                        10

                  Condensed Consolidated Statements of Operations for the
                  three and six months ended April 30, 1999 and 1998.                         11

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended April 30, 1999 and 1998.                                   12

                  Notes to Condensed Consolidated Financial Statements.                       13


  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                         17


PART II                    OTHER INFORMATION
---------------------------

  Item 1.         Legal Proceedings                                                           24

  Item 6.         Exhibits and Reports on Form 8-K                                            25

                  Signatures                                                                  26

                  Exhibit Index                                                               27

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                        April 30,      October 31,
                                                          1999            1998
                                                       (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents......................      $   1,127       $   4,957
  Restricted cash and cash equivalents...........         78,231          62,195
  Other investments .............................         16,015          15,774
  Accounts receivable, less allowances...........         53,721          48,724
  Inventories....................................         72,895          88,138
  Deferred income taxes..........................              -           8,462
  Prepaid expenses...............................            277           1,144
                                                       ---------       ---------
         Total current assets....................        222,266         229,394
Property, plant and equipment, net...............        260,511         266,625
Excess of cost over acquired net assets, net.....         12,168          12,439
Other assets, net................................         30,130          34,342
                                                       ---------       ---------
                  Total assets...................      $ 525,075       $ 542,800
                                                       ---------       ---------
                                                       ---------       ---------
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt..............      $     119       $     116
  Accounts payable...............................         52,929          46,620
  Accrued liabilities............................         58,427          56,309
                                                       ---------       ---------
         Total current liabilities...............        111,475         103,045

Long-term debt, excluding current portion........        421,085         421,114
Deferred income taxes............................              -          30,393
Postretirement health care benefits..............         96,699          93,378
Pension benefits.................................         17,718          23,604
Other liabilities................................         12,509          14,054
                                                       ---------       ---------
                  Total liabilities..............        659,486         685,588
                                                       ---------       ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding............              -               -
  Additional paid-in capital.....................              1               1
  Accumulated deficit............................       (134,412)       (142,789)
                                                       ---------       ---------
                  Total shareholder's deficit....       (134,411)       (142,788)
Commitments and contingencies....................              -               -
                                                       ---------       ---------
                  Total liabilities and
                   shareholder's deficit.........      $ 525,075       $ 542,800
                                                       ---------       ---------
                                                       ---------       ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

          RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                Three months          Six months
                                               ended April 30,      ended April 30,
                                               1999     1998        1999       1998

Net sales.......................           $ 139,115    $177,860  $249,392   $344,452

Operating costs and expenses
 Cost of products sold.............          121,787     149,072   223,583    290,920
 Depreciation and amortization.....            6,732       7,259    13,436     14,618
 Selling, general and
  administrative expenses..........            3,549       4,486     6,850      8,535
                                           ---------- --------- -----------  ---------
                                             132,068     160,817   243,869    314,073
                                           ---------- --------- -----------  ---------
Operating income...................            7,047      17,043     5,523     30,379
                                           ---------- --------- -----------  ---------
Other income (expense)
 Interest expense..................          (11,419)   (11,356)   (22,833)   (19,370)
 Interest, investment
  and other income, net............            2,243      1,031      4,210      1,330
                                           ---------- --------- -----------  ---------
                                              (9,176)   (10,325)   (18,623)   (18,040)
                                           ---------- --------- -----------  ---------

(Loss) income before income taxes..           (2,129)     6,718    (13,100)    12,339
Income tax expense (benefit).......                -      2,432    (21,477)     4,473
                                           ---------- --------- -----------  ---------

  Net (loss) income ...............        $  (2,129) $   4,286      8,377   $  7,866
                                           ---------- --------- -----------  ---------
                                           ---------- --------- -----------  ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Six months
                                                                           ended April 30,
                                                                           1999        1998

Cash flows from operating activities
         Net income ..........................................         $   8,377    $  7,866
         Adjustments to reconcile net income
          to net cash provided by operating activities
                  Depreciation and amortization...............            11,971      13,153
                  Amortization of deferred maintenance costs..             1,465       1,465
                  Amortization of financing costs.............               948         824
                  Postretirement health care benefits.........             3,321       3,153
                  Pension benefits............................            (1,788)      2,198
                  Deferred income taxes.......................           (21,677)      1,044
                  Gain on other investments...................            (2,724)       (548)
                  Other.......................................                54        (447)
         Cash provided (used) by changes in certain
          assets and liabilities
                  Accounts receivable.........................            (4,997)      2,752
                  Inventories.................................            15,243      20,746
                  Accounts payable............................             6,309         381
                  Accrued liabilities.........................              (498)      5,212
                  Other assets and liabilities, net...........              (584)       (380)
                                                                       ----------   ---------
                  Net cash provided by operating activities...            15,420      57,419
                                                                       ----------   ---------
Cash flows from investing activities
         Additions to property, plant and equipment...........            (5,639)     (9,645)
                  Gross proceeds from the sale of assets......                 -         110
         Other investments, net...............................             2,482     (15,481)
                                                                       ----------   ---------
                  Net cash provided (used) by investing
                   activities.................................            (3,157)    (25,016)
                                                                       ----------   ---------
Cash flows from financing activities
         Net proceeds from issuance of Senior
          Secured Notes ......................................                 -     115,566
         Dividends paid.......................................                 -    (105,300)
         Principal payments on long-term debt.................               (57)     (1,263)
         Issuance of common stock of the Company..............                 -           1
                                                                       ----------   ---------
                  Net cash (used) provided by
                   financing activities.......................               (57)      9,004
                                                                       ----------   ---------
Net increase in cash and cash equivalents.....................            12,206      41,407
Total cash and cash equivalents at
 beginning of period..........................................            67,152      18,989
                                                                       ----------   ---------
Total cash and cash equivalents at end of period..............         $  79,358    $ 60,396
                                                                       ----------   ---------
                                                                       ----------   ---------
Supplemental disclosure of cash flow information..............
         Cash paid for interest...............................         $  21,885    $ 15,384
         Cash paid for income taxes...........................               365        (600)


The accompanying notes are an integral part of these condensed consolidated financial statements.

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and six months ended April 30, 1999 and 1998
                                   (Unaudited)

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.

NOTE 2 :  OTHER INVESTMENTS

At April 30, 1999, the Company's other investments consisted of investments in limited partnerships which invest in a variety of financial assets, including equity, debt, and derivative securities. Because of the nature of the underlying investments, the Company's investments are subject to a high degree of risk, including, but not limited to, credit risk, interest rate risk, foreign currency exchange risk, and equity price risk. The Company does not have any off balance sheet risk with respect to these investments, and thus its risk is limited to the loss of its investment. The limited partnerships in which the Company has invested each provide limited terms of withdrawal, the most restrictive being annual withdrawal on December 31 of any year, upon 45 days notice, and accordingly, these investments have been classified as current assets in the accompanying balance sheets as of April 30, 1999 and October 31, 1998. These investments are held for trading purposes and are recorded at fair value for financial reporting purposes. The Company's condensed consolidated statements of operations include unrealized gains related to investments of $2.7 million and $0.5 million for the six months ended April 30, 1999 and April 30, 1998, respectively.

NOTE 3 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 1999 and October 31, 1998 was as follows:


                                                April 30,     October 31,
                                                  1999           1998
                                               (Unaudited)
                                               -----------    -----------
                                                 (Dollars in thousands)
Raw materials.........................         $  22,406       $  36,259
Finished and semi-finished product....            56,712          58,332
Supplies..............................               101              86
                                               ---------       ---------
                                                  79,219          94,677
Less LIFO reserve.....................             6,324           6,539
                                               ---------       ---------
                                               $  72,895       $  88,138
                                               ---------       ---------
                                               ---------       ---------



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

WCI has been named a defendant in three civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency
(EPA), in the United States District Court for the Northern District of Ohio. The first action, instituted on June 29, 1995, under the Clean Water Act, alleges numerous violations of WCI's National Pollutant Discharge Elimination System permit during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleges violations by WCI of the work practice, inspection and notice requirements for demolition and renovation under the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits at WCI's facilities in Warren, Ohio. Consent decrees embodying settlements reached between WCI and the EPA in the civil actions, which have been approved and entered by the court, provide for $1.74 million in cash penalties and for injunctive relief and supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million.

The third action, instituted on May 11, 1998, under the Resource Conservation and Recovery Act (RCRA), alleges violations of RCRA, the Ohio Administrative Code (OAC) and WCI's hazardous waste management permit related to WCI's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present, WCI operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments under RCRA. WCI believes that it has defenses to liability and that imposition of the statutory maximum penalty for the alleged violations is unlikely, in any event, based upon past judicial penalties imposed under RCRA. A trial in the RCRA action has been scheduled for June 1999. If a substantial penalty similar to the statutory maximum penalty were imposed, it would have a material adverse effect on the operating results and financial condition of WCI.

As a condition of a previous RCRA operating permit, WCI is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings.

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

NOTE 5 :  INCOME TAXES

On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. As a result of this change in tax status, the Company recognized an income tax benefit of $21.5 million during the first fiscal quarter ended January 31, 1999 which represents the elimination of net deferred tax liabilities recorded as of October 31, 1998.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                         April 30,      Oct. 31,
                                                           1999           1998
                                                        (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ..........................   $  78,231     $  62,195
  Accounts receivable, less allowances ...............      53,721        48,724
  Inventories ........................................      71,932        87,140
  Deferred income taxes ..............................        --           8,610
  Prepaid expenses ...................................         277         1,144
                                                         ---------     ---------
         Total current assets ........................     204,161       207,813

Property, plant and equipment, net ...................     213,041       217,624
Other assets, net ....................................      30,849        34,849
                                                         ---------     ---------
                  Total assets .......................   $ 448,051     $ 460,286
                                                         ---------     ---------
                                                         ---------     ---------
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt ..................   $     119     $     116
  Accounts payable ...................................      52,929        46,620
  Accrued liabilities ................................      54,971        53,237
                                                         ---------     ---------
         Total current liabilities ...................     108,019        99,973

Long-term debt, excluding current portion ............     301,442       301,502
Deferred income taxes ................................        --          13,368
Postretirement health care benefits ..................      96,081        92,738
Pension benefits .....................................      17,641        23,524
Other liabilities ....................................      12,509        14,054
                                                         ---------     ---------
                  Total liabilities ..................     535,692       545,159
                                                         ---------     ---------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
    5,000 shares authorized, none issued .............        --            --
  Common stock, no par value, stated value
    $.01 per share, 40 million shares authorized,
    100 shares issued and outstanding ................        --            --
  Accumulated deficit ................................     (87,641)      (84,873)
                                                         ---------     ---------
                  Total shareholder's equity (deficit)     (87,641)      (84,873)
Commitments and contingencies ........................        --            --
                                                         ---------     ---------
                  Total liabilities and
                    shareholder's equity (deficit) ...   $ 448,051     $ 460,286
                                                         ---------     ---------
                                                         ---------     ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars in thousands)
                                  (Unaudited)


                                                Three months                              Six months
                                               ended April 30,                          ended April 30,
                                          1999                1998                 1999                 1998
Net sales ..........................   $ 139,115            $ 177,860           $ 249,392            $ 344,452
  Operating costs and expenses
   Cost of products sold ...........     121,852              149,204             223,716              291,052
   Depreciation and amortization ...       5,831                6,404              11,633               12,817
   Selling, general and
    administrative expenses ........       3,517                4,480               6,741                8,532
                                       ---------            ---------           ---------            ---------
                                         131,200              160,088             242,090              312,401
                                       ---------            ---------           ---------            ---------
  Operating income .................       7,915               17,772               7,302               32,051
                                       ---------            ---------           ---------            ---------
  Other income (expense)
   Interest expense ................      (8,006)              (8,008)            (16,016)             (16,022)
   Interest and other income, net ..         706                  417               1,388                  716
                                       ---------            ---------           ---------            ---------
                                          (7,300)              (7,591)            (14,628)             (15,306)
                                       ---------            ---------           ---------            ---------
  Income (loss) before income taxes          615               10,181              (7,326)              16,745
  Income tax (benefit) expense .....        --                  3,665              (4,558)               6,028
                                       ---------            ---------           ---------            ---------
  Net income (loss) ................   $     615            $   6,516           $  (2,768)            $ 10,717
                                       ---------            ---------           ---------            ---------
                                       ---------            ---------           ---------            ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                        Six months
                                                                      ended April 30,
                                                                  1999                1998
Cash flows from operating activities
         Net income (loss) .................................   $ (2,768)           $ 10,717
         Adjustments to reconcile net income (loss) to net
          cash provided by operating activities
                  Depreciation and amortization ............     10,168              11,352
                  Amortization of deferred maintenance costs      1,465               1,465
                  Amortization of financing costs ..........        656                 665
                  Postretirement health care benefits ......      3,343               3,176
                  Pension benefits .........................     (1,643)              2,344
                  Deferred income taxes ....................     (4,758)              1,413
                  Other ....................................         54                (447)
         Cash provided (used) by changes in certain assets
          and liabilities
                  Accounts receivable ......................     (4,997)              2,753
                  Inventories ..............................     15,208              20,711
                  Accounts payable .........................      6,309                 381
                  Accrued liabilities ......................       (628)              1,106
                  Other assets and liabilities, net ........       (677)               (371)
                                                               --------            --------
                  Net cash provided by operating activities      21,732              55,265
                                                               --------            --------
Cash flows from investing activities
         Additions to property, plant and equipment ........     (5,639)             (9,645)
         Gross proceeds from the sale of assets ............       --                   110
                                                               --------            --------
                  Net cash used by investing activities ....     (5,639)             (9,535)
                                                               --------            --------
Cash flows from financing activities
         Dividends paid ....................................       --                (5,300)
         Principal payments on long-term debt ..............        (57)             (1,263)
                                                               --------            --------
                  Net cash used by financing activities ....        (57)             (6,563)
                                                               --------            --------
Net increase in cash and cash equivalents ..................     16,036              39,167
Cash and cash equivalents at beginning of period ...........     62,195              18,989
                                                               --------            --------
Cash and cash equivalents at end of period .................   $ 78,231            $ 58,156
                                                               --------            --------
                                                               --------            --------
Supplemental disclosure of cash flow information
         Cash paid for interest ............................   $ 15,360            $ 15,384
         Cash paid for income taxes ........................        769                 715



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and six months ended April 30, 1999 and 1998
                                  ( Unaudited )

NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.


NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 1999 and October 31, 1998 was as follows:


                                                     April 30,  October 31,
                                                       1999        1998
                                                    (Unaudited)
                                                      -------   -------
                                                    (Dollars in thousands)
Raw materials .....................................   $22,406   $36,259
Finished and semi-finished product ................    56,712    58,332
Supplies ..........................................       101        86
                                                      -------   -------
                                                       79,219    94,677
Less LIFO reserve .................................     7,287     7,537
                                                      -------   -------
                                                      $71,932   $87,140
                                                      -------   -------
                                                      -------   -------


NOTE 3:  ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

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

The Company has been named a defendant in three civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency
(EPA), in the United States District Court for the Northern District of Ohio. The first action, instituted on June 29, 1995, under the Clean Water Act, alleges numerous violations of the Company's National Pollutant Discharge Elimination System permit during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleges violations by the Company of the work practice, inspection and notice requirements for demolition and renovation under the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits at the Company's facilities in Warren, Ohio. Consent decrees embodying settlements reached between the Company and the EPA in the civil actions, which have been approved and entered by the court, provide for $1.74 million in cash penalties and for injunctive relief and supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million.

The third action, instituted on May 11, 1998, under the Resource Conservation and Recovery Act (RCRA), alleges violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit related to the Company's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present, the Company operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments under RCRA. The Company believes that it has defenses to liability and that imposition of the statutory maximum penalty for the alleged violations is unlikely, in any event, based upon past judicial penalties imposed under RCRA. A trial in the RCRA action has been scheduled for June 1999. If a substantial penalty similar to the statutory maximum penalty were imposed, it would have a material adverse effect on the operating results and financial condition of the Company.

As a condition of a previous RCRA operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings.

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


NOTE 4 :  INCOME TAXES

On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. As a result of this change in tax status, the Company recognized an income tax benefit of $4,558,000 during the three months ended January 31, 1999, which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                  Three Months Ended April 30, 1999 Compared to
                        Three Months Ended April 30, 1998

Net sales for the three months ended April 30, 1999 were $139.1 million on 319,560 tons shipped, representing a 21.8% decrease in net sales and a 17.7% decrease in tons shipped compared to the three months ended April 30, 1998. During the 1998 period, 36,862 tons of lower value added semi-finished steel were shipped. Excluding semi-finished steel, net sales per ton shipped decreased 8.8% to $435 in the 1999 quarter compared to $477 in 1998. Excluding semi-finished steel, shipments of custom carbon, alloy and electrical steels accounted for 66.9% of total shipments during the 1999 quarter compared to 64.8% in the comparable period of 1998. The decreases in net sales per ton shipped and the lower shipping volume reflect an unprecedented surge in steel imports that occurred during the second half of 1998. WCI's shipments returned to more normal levels late in the second fiscal quarter as import levels fell beginning in early 1999. WCI's order backlog increased to 252,000 tons at April 30, 1999 compared to 155,000 tons at October 31, 1998 and 199,000 tons at January 31, 1999.

Gross margin (net sales less cost of products sold) was $17.3 million for the three months ended April 30, 1999 compared to $28.8 million for the three months ended April 30, 1998. The decrease in gross margin in 1999 is primarily attributable to the lower selling prices and volume discussed above partially offset by lower raw material costs, operating costs and variable compensation expense.

Operating income was $7.0 million, $22 per ton, for the three months ended April 30, 1999 compared to $17.0 million, $44 per ton, for the three months ended April 30, 1998. The operating results for 1999 reflect the lower gross margin discussed above partially offset by decreases in depreciation expense and selling, general and administrative expenses primarily as a result of lower variable compensation expense.

Interest expense was $11.4 million in the second quarter of 1999 and 1998. Interest, investment and other income, net, was $2.2 million in the second quarter of 1999 compared to $1.0 million in the second quarter of 1998 due to interest earned on significantly higher cash and cash equivalent balances at WCI, and investment income at Renco Steel.

As a result of the items discussed above, the Company incurred a loss before taxes of $2.1 million in 1999 compared to income before taxes of $6.7 million in 1998. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.


                   Six Months Ended April 30, 1999 Compared to
                         Six Months Ended April 30, 1998

Net sales for the six months ended April 30, 1999 were $249.4 million on 560,642 tons shipped, representing a 27.6% decrease in net sales and a 23.9% decrease in tons shipped compared to the six months ended April 30, 1998. The Company shipped 46,256 tons of lower value added semi-finished steel during the 1998 period. Excluding semi-finished steel, net sales per ton shipped decreased 7.5% to $445 compared to $481 for the 1998 period. This decrease is the result of an unprecedented surge in imports during the second half of 1998. Excluding semi-finished steel, shipments of custom carbon, alloy and electrical steels accounted for 66.9% in 1999 and 64.4% in 1998.

Gross margin (net sales less cost of goods sold) was $25.8 million for the six months ended April 30, 1999 compared to $53.5 million for the six months ended April 30, 1998. The decrease in gross margin reflects the lower selling prices and volume discussed above and the effect of higher costs in the first quarter of 1999 caused by production levels being significantly below capacity. Production returned to more normal levels late in the first quarter of 1999 and WCI enjoyed lower raw material and production costs throughout the second quarter of 1999 compared to the second quarter of 1998. In addition, the decrease in gross margin resulted in lower variable compensation expense in 1999 compared to 1998.

Operating income was $5.5 million, $10 per ton shipped, for the six months ended April 30, 1999 compared to $30.4 million, $41 per ton shipped, for the six months ended April 30, 1998. The decrease in operating income in 1999 reflects the lower gross margin discussed above offset by lower depreciation expense and a decrease in selling, general and administrative expenses in 1999 as a result of lower variable compensation expense.

Interest expense was $22.8 million in the six months ended April 30, 1999 compared to $19.4 million in the 1998 period. The increase is primarily attributable to interest incurred on Renco Steel's $120.0 million principal amount 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes) which were issued on February 3, 1998. Interest, investment and other income, net, was $4.2 million in the first six months of 1999 compared to $1.3 million in the first six months of 1998 due to interest earned on significantly higher cash and cash equivalent balances at WCI, and investment income at Renco Steel.

As a result of the items discussed above, the Company incurred a loss before taxes of $13.1 million in 1999 compared to income before taxes of $12.3 million in 1998. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes and recognized an income tax benefit of $21.5 million during the three months ended January 31, 1999, representing the elimination of net deferred tax liabilities recorded as of October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Renco Steel

In February 1998, Renco Steel issued the Senior Secured Notes which are secured by the stock of WCI. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1, and August 1 of each year.

Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent, general corporate overhead. Renco Steel has met these requirements from existing cash balances and through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness. At April 30, 1999, Renco Steel had available cash and investment balances of $17.1 million. Renco may also make contributions or advances to Renco Steel to meet its debt service obligations, however, Renco has no obligation to do so.

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

The ability of Renco Steel to meet its debt service obligations is dependent upon WCI's operating performance and financial results and the performance of its investments, other than in WCI (Other Investments). WCI's operating performance and financial results will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond WCI's control. WCI incurred a loss of $2.8 million in the first six months of 1999 after generating a profit of $0.6 million in the current quarter. Production and sales at WCI returned to more normal levels late in the second quarter of 1999. If recent conditions at WCI continue, a dividend distribution to Renco Steel in late 1999 or soon thereafter could be anticipated. Such dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996.

The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens and the ability to pay dividends. The ability of Renco Steel to comply with such covenants will be dependent upon WCI's future performance.

Cash provided by operating activities was $15.4 million for the six months ended April 30, 1999 compared to $57.4 million for the 1998 period. The lower operating cash flow in 1999 compared to 1998 resulted from a decrease in income before taxes as described above, and from changes in working capital at WCI.

Cash used in investing activities was $3.2 million during the first six months of 1999, compared with a use of cash of $25.0 million in the 1998 period. WCI's capital expenditures in the current six month period were $4.0 million less than in the prior period and Renco Steel's proceeds from the sale of Other Investments provided $2.5 million, net of purchases. In the 1998 period, $15.5 million was expended to purchase Renco Steel's Other Investments. Capital expenditures for fiscal 1999 are expected to be $15.0 million. Management has funded such expenditures in 1999 and 1998 from existing cash balances and cash provided by operations. At April 30, 1999, WCI had commitments for capital expenditures of approximately $2.0 million.


         WCI

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, and interest expense. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of April 30, 1999 consisted of cash and cash equivalents of $78.2 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility of WCI). The Revolving Credit Facility of WCI has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of April 30, 1999, WCI had no borrowings outstanding under the Revolving Credit Facility of WCI, with a borrowing limit of $84.9 million based on eligible inventories and receivables, net of $6.5 million in outstanding letters of credit. Management believes that it has sufficient liquidity to support its operations for the foreseeable future.

Cash provided by operating activities was $21.7 million for the six months ended April 30, 1999 compared to $55.3 million for the 1998 period. The lower operating cash flow in 1999 compared to 1998 resulted from a decrease in income before taxes as described above and from changes in working capital.

Capital expenditures were $5.6 million and $9.6 million during the six months ended April 30, 1999 and 1998, respectively, and are estimated to be approximately $15 million for all of fiscal 1999. Management has funded capital expenditures in 1999 and 1998 through cash balances and cash provided by operating activities. At April 30, 1999, WCI had commitments for capital expenditures of approximately $2.0 million.

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

WCI paid no dividends during the six months ended April 30, 1999 and, under the terms of the Senior Secured Notes of WCI indenture, was not permitted to pay dividends at April 30, 1999.

Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in or after the year 2000. Over the past several years, WCI has been assessing and modifying its business systems to be year 2000 ready and has completed the required program changes and the replacement/upgrading of purchased systems. WCI has completed testing of approximately 95% of the applications and, after completing additional remediation on approximately 5% of the programs tested, has found them to be year 2000 ready. WCI completed a comprehensive enterprise-wide test for its business systems in March 1999. Based on the results of this test, WCI believes that its critical business systems are year 2000 ready. WCI has completed an inventory and assessment of its process control environment including automation, instrumentation and components with embedded chips, with approximately 90% of the assessed inventory being year 2000 ready. WCI expects to complete remediation and testing of the process control systems and components, including integration tests, by June 1999. WCI does not expect year 2000 issues related to its business systems or process control environment to cause any significant disruption to operations. WCI incurred $0.3 million of incremental costs to address year 2000 issues during the six months ended April 30, 1999 and, based on information available at this time, estimates that it will incur additional incremental costs of approximately $0.5 million during the remainder of 1999.

In conjunction with its efforts to achieve year 2000 readiness, WCI is also monitoring the status of the year 2000 readiness programs at its significant suppliers and business partners through questionnaires which were sent to each such entity. WCI has received responses from approximately 87% of these entities. WCI is evaluating these responses and has made and intends to make additional inquiries of critical suppliers during 1999 to monitor the status of their year 2000 readiness efforts. WCI is using information learned from this process to develop its contingency plans to mitigate the impact that may occur if its critical suppliers are not year 2000 ready on a timely basis.

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

Accounting Standards

In March 1998, the American Institute of Certified Public Accounts issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense as incurred costs to develop or obtain internal-use software. The Company adopted SOP 98-1 effective November 1, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations for the six months ended April 30, 1999.

Labor Matters

Most of WCI's hourly employees are represented by the USWA, with which WCI has a four-year collective bargaining agreement that expires September 1, 1999. While WCI does not expect any disruption to its operations as a result of the expiration of the current agreement, WCI has experienced such disruptions in the past and no assurance can be given that there will not be a disruption to operations at the expiration of this agreement. WCI is unable to estimate the effect on its results of operations that a new labor agreement may have.

Several large integrated steel producers contracts with the USWA expire on July 31, 1999. Customers may require these integrated producers to increase steel inventories prior to the expiration of the labor agreements as a hedge against any potential work stoppage. If there are no work stoppages, the excess inventories produced prior to the contract expiration could result in a supply-demand imbalance which could adversely effect WCI's shipments in the fourth fiscal quarter.

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

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.


ITEM 1.   LEGAL PROCEEDINGS

                  For information as to the environmental matters and employee litigation described in the Company's Form 10-K for the year ended October 31, 1998, see Part I, Note 4 to Item 1, Financial Statements.


                  Leonard v. WCI Steel, Inc.
                  --------------------------

                  Reference is made to the description of this action in the Company's Form 10-K for the year ended October 31, 1998, see
                  Part I, Item 3. Legal Proceedings.

                  In March 1999, the court dismissed the plaintiff's appeal of the directed verdict in favor of WCI.

                  Thomas C. Williams, etc. v. WCI Steel, Inc.
                  -------------------------------------------

                  Reference is made to the description of this action contained in the Company's annual report on Form 10-K for the year ended October 31, 1998.

                  In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings.

                  United States v. WCI Steel, Inc.
                  --------------------------------

                  Reference is made to the description of these actions in the Company's Form 10-K for the year ended October 31, 1998, see
                  Part I, Item 1. Business.

                  Consent decrees embodying settlements reached between WCI and the EPA in the Clean Water Act and Clean Air Act civil actions, which have been approved and entered by the court, provide for $1.74 million in cash penalties and for injunctive relief and supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. WCI had previously established reserves to provide for the estimated settlement and related costs and does not expect the settlement to result in any charge to earnings.

                  The action against WCI under the Resource Conservation and Recovery Act remains pending and is not affected by these settlements. See note 4 to Item 1. Financial Statements.

ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K

                  (a)  Exhibits:

                  A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

                  (b) Reports on Form 8-K:

                  No report on Form 8-K was filed during the quarter ended April 30, 1999.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        RENCO STEEL HOLDINGS, INC.
                                        (registrant)



Date: June 11, 1999                     /s/ James N. Chapman
                                        -----------------------------
                                        James N. Chapman
                                        President
                                        (principal executive officer)






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

