Form 10-Q
period 1999-07-31
RENCO STEEL HOLDINGS INC
filed 1999-09-13
CIK 1057959

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

For the quarterly period ended July 31, 1999.
                               --------------

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

                                                                  / / Yes /X/ No

         As of September 13, 1999, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.
--------------------------------------------------------------------------------

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR

                                      INDEX
                        --------------------------------


                                                                       Page No.
                                                                       --------
PART I            FINANCIAL INFORMATION
---------------------------------------
 Item 1.          FINANCIAL STATEMENTS OF RENCO STEEL HOLDINGS, INC.

                  Condensed Consolidated Balance Sheets as of
                  July 31, 1999 and October 31, 1998.                        3

                  Condensed Consolidated Statements of Income
                  for the three months and nine months ended
                  July 31, 1999 and 1998.                                    4

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended July 31, 1999 and 1998.          5

                  Notes to Condensed Consolidated Financial Statements.      6


                  FINANCIAL STATEMENTS OF WCI STEEL, INC.

                  Condensed Consolidated Balance Sheets as of
                  July 31, 1999 and October 31, 1998.                       10

                  Condensed Consolidated Statements of Income
                  for the three months and nine months ended
                  July 31, 1999 and 1998.                                   11

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended July 31, 1999 and 1998.         12

                  Notes to Condensed Consolidated Financial Statements.     13


  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       17


PART II           OTHER INFORMATION
-----------------------------------

  Item 1.         Legal Proceedings                                         25

  Item 6.         Exhibits and Reports on Form 8-K                          26

                  Signatures                                                27

                  Exhibit Index                                             28


                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                  July 31,                 October 31,
                                                                   1999                       1998
                                                                (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents......................               $   7,199                  $   4,957
  Restricted cash and cash equivalents...........                  61,809                     62,195
  Other investments .............................                  10,333                     15,774
  Accounts receivable, less allowances...........                  61,377                     48,724
  Inventories....................................                  87,190                     88,138
  Deferred income taxes..........................                       -                      8,462
  Prepaid expenses...............................                     363                      1,144
                                                                ---------                  ---------
         Total current assets....................                 228,271                    229,394
Property, plant and equipment, net...............                 256,906                    266,625
Excess of cost over acquired net assets, net.....                  12,033                     12,439
Other assets, net................................                  28,043                     34,342
                                                                ---------                  ---------
                  Total assets...................               $ 525,253                  $ 542,800
                                                                ---------                  ---------
                                                                ---------                  ---------
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt..............               $     120                  $     116
  Accounts payable...............................                  54,911                     46,620
  Accrued liabilities............................                  53,955                     56,309
                                                                ---------                  ---------
         Total current liabilities...............                 108,986                    103,045

Long-term debt, excluding current portion........                 421,070                    421,114
Deferred income taxes............................                       -                     30,393
Postretirement health care benefits..............                  98,385                     93,378
Pension benefits.................................                  15,805                     23,604
Other liabilities................................                  12,837                     14,054
                                                                ---------                  ---------
                  Total liabilities..............                 657,083                    685,588
                                                                ---------                  ---------
                                                                ---------                  ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding............                       -                          -
  Additional paid-in capital.....................                       1                          1
  Accumulated deficit............................                (131,831)                  (142,789)
                                                                ---------                  ---------
                  Total shareholder's deficit....                (131,830)                  (142,788)
Commitments and contingencies....................                       -                          -
                                                                ---------                  ---------
                  Total liabilities and
                   shareholder's deficit.........               $ 525,253                  $ 542,800
                                                                ---------                  ---------
                                                                ---------                  ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

          RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                            Three months             Nine months
                                            ended July 31,          ended July 31,
                                         1999         1998         1999        1998

Net sales .........................   $ 143,086    $ 174,947    $ 392,478    $ 519,399

Operating costs and expenses
 Cost of products sold ............     119,329      144,880      342,912      435,800
 Depreciation and amortization ....       6,756        7,336       20,192       21,955
 Selling, general and
  administrative expenses .........       4,105        4,619       10,955       13,153
                                      ---------    ---------    ---------    ---------
                                        130,190      156,835      374,059      470,908
                                      ---------    ---------    ---------    ---------
Operating income ..................      12,896       18,112       18,419       48,491
                                      ---------    ---------    ---------    ---------
Other income (expense)
 Interest expense .................     (11,445)     (11,429)     (34,278)     (30,799)
 Interest, investment
  and other income, net ...........       1,119        1,810        5,329        3,140
                                      ---------    ---------    ---------    ---------
                                        (10,326)      (9,619)     (28,949)     (27,659)
                                      ---------    ---------    ---------    ---------

Income (loss) before income taxes .       2,570        8,493      (10,530)      20,832
Income tax expense (benefit) ......         (12)       3,421      (21,489)       7,894
                                      ---------    ---------    ---------    ---------

  Net income ......................   $   2,582    $   5,072    $  10,959    $  12,938
                                      ---------    ---------    ---------    ---------
                                      ---------    ---------    ---------    ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                       Nine months
                                                                                      ended July 31,
                                                                                  1999                1998
Cash flows from operating activities
         Net income .......................................................   $  10,959            $  12,938
Adjustments to reconcile net income
          to net cash provided by operating activities
                  Depreciation and amortization ...........................      17,994               19,757
                  Amortization of deferred maintenance costs ..............       2,198                2,198
                  Amortization of financing costs .........................       1,450                1,310
                  Postretirement health care benefits .....................       5,007                4,944
                  Pension benefits ........................................      (2,732)               1,803
                  Deferred income taxes ...................................     (21,689)               3,053
                  Gain on other investments ...............................      (3,047)              (1,499)
                  Other ...................................................         102                 (382)
         Cash provided (used) by changes in certain
          assets and liabilities
                  Accounts receivable .....................................     (12,653)               2,636
                  Inventories .............................................         949               15,996
                  Accounts payable ........................................       8,291                  765
                  Accrued liabilities .....................................      (5,058)              (1,797)
                  Other assets and liabilities, net .......................        (346)              (4,808)
                                                                              ---------            ---------
                  Net cash provided by operating activities ...............       1,425               66,530
                                                                              ---------            ---------
Cash flows from investing activities
         Additions to property, plant and equipment .......................      (7,970)             (12,955)
         Proceeds from sale of other investments ..........................      13,488                 --
         Purchase of other investments ....................................      (5,000)             (15,500)
         Gross proceeds from the sale of assets ...........................        --                    110
                                                                              ---------            ---------
                  Net cash provided (used) by investing
                   activities .............................................         518              (28,345)
                                                                              ---------            ---------
Cash flows from financing activities
         Net proceeds from issuance of Senior
          Secured Notes ...................................................        --                115,566
         Dividends paid ...................................................        --               (105,300)
         Principal payments on long-term debt .............................         (87)              (1,290)
         Issuance of common stock of the Company ..........................        --                      1
                                                                              ---------            ---------
                  Net cash (used) provided by financing
                   activities .............................................         (87)               8,977
                                                                              ---------            ---------
Net increase in cash and cash equivalents .................................       1,856               47,162
Total cash and cash equivalents at
 beginning of period ......................................................      67,152               18,989
                                                                              ---------            ---------
Total cash and cash equivalents at end of period ..........................   $  69,008            $  66,151
                                                                              ---------            ---------
                                                                              ---------            ---------
Supplemental disclosure of cash flow information
         Cash paid for interest ...........................................   $  37,058            $  30,555
         Cash paid (refunds) for income taxes .............................         519                  (24)


The accompanying notes are an integral part of these condensed consolidated financial statements.

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           Three and nine months ended
                            July 31, 1999 and 1998
                                 (Unaudited)

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.

NOTE 2 : OTHER INVESTMENTS

At July 31, 1999, the Company's other investments consisted of an investment in a limited partnership which invests in a variety of financial assets, including equity, debt, and derivative securities. Because of the nature of the underlying investments, the Company's investment is subject to a high degree of risk, including, but not limited to, credit risk, interest rate risk, foreign currency exchange risk, and equity price risk. The Company does not have any off balance sheet risk with respect to this investment, and thus its risk is limited to the loss of its investment. The limited partnership in which the Company has invested provides a right of withdrawal at the end of a calendar quarter, upon 30 days notice, and accordingly, this investment has been classified as a current asset in the accompanying balance sheets as of July 31, 1999 and October 31, 1998. This investment is held for trading purposes and is recorded at fair value for financial reporting purposes. The Company's condensed consolidated statements of income include unrealized gains related to other investments of $2.7 million and $1.5 million for the nine months ended July 31, 1999 and July 31, 1998, respectively.

NOTE 3 : INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 1999 and October 31, 1998 was as follows:


                                     July 31,
                                      1999     October 31,
                                   (Unaudited)   1998
                                   -----------  -------


                                    (Dollars in thousands)

Raw materials ....................   $24,426   $36,259
Finished and semi-finished product    67,410    58,332
Supplies .........................        71        86
                                     -------   -------
                                      91,907    94,677

Less LIFO reserve ................     4,717     6,539
                                     -------   -------
                                     $87,190   $88,138
                                     -------   -------
                                     -------   -------


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

WCI was named a defendant in two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA), in the United States District Court for the Northern District of Ohio which were recently resolved. The first action, instituted on June 29, 1995, under the Clean Water Act, alleged numerous violations of WCI's National Pollutant Discharge Elimination System permit during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleged violations by WCI of the work practice, inspection and notice requirements for demolition and renovation under the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits at WCI's facilities in Warren, Ohio. On June 4, 1999, the court entered consent decrees in these two cases which provide for $1.74 million in cash penalties which were paid in July 1999 and for injunctive relief and supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million.

WCI currently is the defendant in a pending action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleges violations of RCRA, the Ohio Administrative Code (OAC) and WCI's hazardous waste management permit related to WCI's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present, WCI operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments under RCRA. WCI believes that it has defenses to liability and that imposition of the statutory maximum penalty for the alleged violations is unlikely, in any event, based upon past judicial penalties imposed under RCRA. A trial in the RCRA action was completed in June 1999. However, the court has not yet rendered a decision. If a substantial penalty similar to the statutory maximum penalty were imposed, it would have a material adverse effect on the operating results and financial condition of WCI.

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

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                             July 31,
                                                               1999      October 31,
                                                           (Unaudited)       1998
                                                           -----------    ---------

ASSETS
Current assets
  Cash and cash equivalents ............................   $  61,809    $  62,195
  Accounts receivable, less allowances .................      61,377       48,724
  Inventories ..........................................      86,245       87,140
  Deferred income taxes ................................        --          8,610
  Prepaid expenses .....................................         363        1,144
                                                           ---------    ---------
       Total current assets ............................     209,794      207,813
Property, plant and equipment, net .....................     210,201      217,624
Other assets, net ......................................      28,827       34,849
                                                           ---------    ---------
            Total assets ...............................   $ 448,822    $ 460,286
                                                           ---------    ---------
                                                           ---------    ---------
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt ....................   $     120    $     116
  Accounts payable .....................................      54,911       46,620
  Accrued liabilities ..................................      47,186       53,237
                                                           ---------    ---------
           Total current liabilities ...................     102,217       99,973

Long-term debt, excluding current portion ..............     301,411      301,502
Deferred income taxes ..................................        --         13,368
Postretirement health care benefits ....................      97,777       92,738
Pension benefits .......................................      15,730       23,524
Other liabilities ......................................      12,837       14,054
                                                           ---------    ---------
            Total liabilities ..........................     529,972      545,159
                                                           ---------    ---------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued .....................        --           --
  Common stock, no par value, stated value $.01 per
    share, 40 million shares authorized, 100 shares
    issued and outstanding .............................        --           --
  Accumulated deficit ..................................     (81,150)     (84,873)
                                                           ---------    ---------
                    Total shareholder's equity (deficit)     (81,150)     (84,873)
Commitments and contingencies ..........................        --           --

                                                           ---------    ---------
            Total liabilities and
            shareholder's equity (deficit) .............   $ 448,822    $ 460,286
                                                           ---------    ---------
                                                           ---------    ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                         Three months              Nine months
                                        ended July 31,            ended July 31,
                                        1999         1998        1999        1998
Net sales .......................   $ 143,086    $ 174,947    $ 392,478    $ 519,399
Operating costs and expenses
 Cost of products sold ..........     119,395      144,947      343,111      435,999
 Depreciation and amortization ..       5,855        6,436       17,488       19,253
 Selling, general and
  administrative expenses .......       4,076        4,614       10,817       13,146
                                    ---------    ---------    ---------    ---------
                                      129,326      155,997      371,416      468,398
                                    ---------    ---------    ---------    ---------
Operating income ................      13,760       18,950       21,062       51,001
                                    ---------    ---------    ---------    ---------
Other income (expense)
 Interest expense ...............      (8,031)      (8,007)     (24,047)     (24,029)
 Interest and other income, net .         762          775        2,150        1,491
                                    ---------    ---------    ---------    ---------
                                       (7,269)      (7,232)     (21,897)     (22,538)
                                    ---------    ---------    ---------    ---------
Income (loss) before income taxes       6,491       11,718         (835)      28,463
Income tax (benefit) expense ....        --          4,570       (4,558)      10,598
                                    ---------    ---------    ---------    ---------
Net income ......................   $   6,491    $   7,148    $   3,723    $  17,865
                                    ---------    ---------    ---------    ---------
                                    ---------    ---------    ---------    ---------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                        Nine months
                                                                                      ended July 31,
                                                                                 1999                1998
Cash flows from operating activities
         Net income .......................................................   $  3,723            $ 17,865
     Adjustments to reconcile net income to net
          cash provided by operating activities
          Depreciation and amortization ...................................     15,290              17,055
              Amortization of deferred maintenance costs ..................      2,198               2,198
          Amortization of financing costs .................................      1,006                 993
              Postretirement health care benefits .........................      5,039               4,979
          Pension benefits ................................................     (2,514)              2,021
          Deferred income taxes ...........................................     (4,758)              3,353
          Other ...........................................................        103                (382)
         Cash provided (used) by changes in certain assets
          and liabilities
                    Accounts receivable ...................................    (12,653)              2,636
            Inventories ...................................................        895              15,942
            Accounts payable ..............................................      8,291                 765
          Accrued liabilities .............................................     (8,513)             (2,949)
            Other assets and liabilities, net .............................       (436)                (48)
                                                                              --------            --------
             Net cash provided by operating activities ....................      7,671              64,428
                                                                              --------            --------
Cash flows from investing activities
         Additions to property, plant and equipment .......................     (7,970)            (12,955)
     Gross proceeds from the sale of assets ...............................       --                   110
                                                                              --------            --------
             Net cash used by investing activities ........................     (7,970)            (12,845)
                                                                              --------            --------
Cash flows from financing activities
     Dividends paid .......................................................       --               (11,950)
     Principal payments on long-term debt .................................        (87)             (1,290)
                                                                              --------            --------
             Net cash used by financing activities ........................        (87)            (13,240)
                                                                              --------            --------
Net increase (decrease) in cash and cash equivalents ......................       (386)             38,343
Cash and cash equivalents at beginning of period ..........................     62,195              18,989
                                                                              --------            --------
Cash and cash equivalents at end of period ................................   $ 61,809            $ 57,332
                                                                              --------            --------
                                                                              --------            --------
Supplemental disclosure of cash flow information
     Cash paid for interest ...............................................   $ 30,533            $ 30,555
         Cash paid for income taxes .......................................        971               1,486


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three and nine months ended July 31, 1999 and 1998
                                  (Unaudited)

NOTE 1 : BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.

NOTE 2 : INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 1999 and October 31, 1998 was as follows:


                                    July 31, October 31,
                                     1999        1998
                                  (Unaudited)
                                     -------   -------
                                   (Dollars in thousands)

Raw materials ....................   $24,426   $36,259
Finished and semi-finished product    67,410    58,332
Supplies .........................        71        86
                                     -------   -------
                                      91,907    94,677
Less LIFO reserve ................     5,662     7,537
                                     -------   -------
                                     $86,245   $87,140
                                     -------   -------
                                     -------   -------


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

The Company was named a defendant in two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency
(EPA), in the United States District Court for the Northern District of Ohio which were recently resolved. The first action, instituted on June 29, 1995, under the Clean Water Act, alleged numerous violations of the Company's National Pollutant Discharge Elimination System permit during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleged violations by the Company of the work practice, inspection and notice requirements for demolition and renovation under the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits at the Company's facilities in Warren, Ohio. On June 4, 1999, the court entered consent decrees in these two cases which provide for $1.74 million in cash penalties which were paid in July 1999 and for injunctive relief and supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million.

The Company currently is the defendant in a pending action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleges violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit related to the Company's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present, the Company operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments under RCRA. The Company believes that it has defenses to liability and that imposition of the statutory maximum penalty for the alleged violations is unlikely, in any event, based upon past judicial penalties imposed under RCRA. A trial in the RCRA action was completed in June 1999. However, the court has not yet rendered a decision. If a substantial penalty similar to the statutory maximum penalty were imposed, it would have a material adverse effect on the operating results and financial condition of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Three Months Ended July 31, 1999 Compared to
                        Three Months Ended July 31, 1998

Net sales for the three months ended July 31, 1999 were $143.1 million on 328,336 tons shipped, representing an 18.2% decrease in net sales and a 10.7% decrease in tons shipped compared to the three months ended July 31, 1998. During the 1998 period, 23,458 tons of lower value added semi-finished steel were shipped. Excluding semi-finished steel, net sales per ton shipped decreased 11.0% to $436 in the 1999 quarter compared to $490 in the 1998 quarter. Excluding semi-finished steel, shipments of custom carbon, alloy and electrical steels accounted for 66.6% of total shipments during the 1999 quarter compared to 66.5% in the comparable period of 1998. While steel imports have receded from record levels, they remain above historical levels, and net sales per ton shipped remain well below the comparable period in 1998 as a result of the unprecedented surge in steel imports that occurred during the second half of 1998. WCI realized slightly higher selling prices in the third quarter compared to the second quarter of 1999; however, this increase was offset by changes in product mix. Many steel producers, including WCI, have announced price increases of $10 to $30 per ton effective October 1999. However, no assurance can be given that such price increases will be realized. WCI's order backlog increased to 255,000 tons at July 31, 1999 compared to 155,000 tons at October 31, 1998 and 236,000 tons at July 31, 1998.

Gross margin (net sales less cost of products sold) was $23.8 million for the three months ended July 31, 1999 compared to $30.1 million for the three months ended July 31, 1998. The decrease in gross margin in the 1999 quarter is primarily attributable to the lower selling prices and volume discussed above partially offset by lower raw material costs, operating costs and variable compensation expense. During the fourth quarter of 1999, WCI will perform certain scheduled annual maintenance at its blast furnace designed to extend the life of the furnace lining. As a result of this, and other scheduled maintenance, operating costs are expected to rise slightly in the fourth quarter compared to the third quarter.

Operating income was $12.9 million, $39 per ton, for the three months ended July 31, 1999 compared to $18.1 million, $49 per ton, for the three months ended July 31, 1998. The operating results for the 1999 quarter reflect the lower gross margin discussed above partially offset by decreases in depreciation expense and selling, general and administrative expenses primarily as a result of lower variable compensation expense.

Interest expense was $11.4 million in the third quarter of 1999 and 1998. Interest, investment and other income, net, was $1.1 million in the third quarter of 1999 compared to $1.8 million in the third quarter of 1998. The decrease was a result of lower investment income at Renco Steel.

As a result of the items discussed above, income before taxes was $2.6 million in 1999 compared to $8.5 million in 1998. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.


                   Nine Months Ended July 31, 1999 Compared to
                         Nine Months Ended July 31, 1998

Net sales for the nine months ended July 31, 1999 were $392.5 million on 888,978 tons shipped, representing a 24.4% decrease in net sales and a 19.5% decrease in tons shipped compared to the nine months ended July 31, 1998. In the comparable 1998 period, 69,714 tons of lower value added semi-finished steel were shipped. Excluding semi-finished steel, net sales per ton shipped decreased 8.9% to $441 compared to $484 for the 1998 period. This decrease is the result of an unprecedented surge in imports during the second half of 1998. Excluding semi-finished steel, shipments of custom carbon, alloy and electrical steels accounted for 66.7% in the 1999 period and 65.1% in the 1998 period.

Gross margin (net sales less cost of goods sold) was $49.6 million for the nine months ended July 31, 1999 compared to $83.6 million for the nine months ended July 31, 1998. The decrease in gross margin reflects the lower selling prices and volume discussed above and the effect of higher costs in the first quarter of 1999 caused by production levels being significantly below capacity. Production returned to more normal levels late in the first quarter of 1999 and WCI enjoyed lower raw material and production costs throughout the second and third quarters of 1999 compared to the same periods in 1998. In addition, the decrease in gross margin resulted in lower variable compensation expense in 1999 compared to 1998.

Operating income was $18.4 million, $21 per ton shipped, for the nine months ended July 31, 1999 compared to $48.5 million, $44 per ton shipped, for the nine months ended July 31, 1998. The decrease in operating income in the 1999 period reflects the lower gross margin discussed above offset by lower depreciation expense and a decrease in selling, general and administrative expenses in the 1999 period as a result of lower variable compensation expense.

Interest expense was $34.3 million in the nine months ended July

31, 1999 compared to $30.8 million in the 1998 period. The increase is primarily attributable to interest incurred on Renco Steel's $120.0 million principal amount 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes) which were issued on February 3, 1998. Interest, investment and other income, net, was $5.3 million in the first nine months of 1999 compared to $3.1 million in the first nine months of 1998 due to interest earned on significantly higher cash and cash equivalent balances at WCI, and investment income at Renco Steel.

As a result of the items discussed above, the Company incurred a loss before taxes of $10.5 million in the 1999 period compared to income before taxes of $20.8 million in the 1998 period. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes and recognized an income tax benefit of $21.5 million during the three months ended January 31, 1999, representing the elimination of net deferred tax liabilities recorded as of October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Renco Steel

In February 1998, Renco Steel issued the Senior Secured Notes which are secured by the stock of WCI. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1, and August 1 of each year.

Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent, general corporate overhead. Renco Steel has met these requirements from existing cash balances and through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness. At July 31, 1999, Renco Steel had available cash and investment balances of $11.0 million, net of cash appropriated for the August 1st interest payment. Renco may also make contributions or advances to Renco Steel to meet its debt service obligations, however, Renco has no obligation to do so.

In the preceding year, a source of liquidity for Renco Steel to meet its debt service obligations was available payments from WCI under a tax sharing agreement. On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco designated Renco Steel and WCI as qualified subchapter S subsidiaries. (See Note 5 to Part I Financial Statements of Renco Steel Holdings Inc.,Item 1).

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

The ability of Renco Steel to meet its debt service obligations is dependent upon WCI's operating performance and financial results and the performance of its investments, other than in WCI (Other Investments). WCI's operating performance and financial results will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond WCI's control. WCI generated a profit of $3.7 million in the first nine months of 1999 after recording a $6.5 million profit in the current quarter. In the fourth quarter, WCI's operating costs are expected to rise as a result of scheduled maintenance. WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Securied Notes due 2004 (Senior Secured Notes of WCI). At July 31, 1999, WCI had $2.1 million available for dividends under the terms of the Senior Secured Notes of WCI. Such dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996.

The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens and the ability to pay dividends. The ability of Renco Steel to comply with such covenants will be dependent upon WCI's future performance.

Cash provided by operating activities was $1.4 million for the nine months ended July 31, 1999 compared to $66.5 million for the 1998 period. The lower operating cash flow in 1999 compared to 1998 resulted primarily from a decrease in income before taxes as described above, and from changes in working capital at WCI.

Cash provided by investing activities was $0.5 million during the first nine months of 1999, compared with a use of cash of $28.3 million in the 1998 period. Renco Steel's proceeds from the sale of Other Investments, net of purchases, provided $8.5 million, of which $6.0 million was used to fund the August 1st interest payment. In the 1998 period, $15.5 million was expended to purchase Renco Steel's Other Investments. WCI's capital expenditures in the current nine month period was $8.0 million and $13.0 in the corresponding prior period. Capital expenditures for fiscal 1999 are expected to be $11.0 million.

Management has funded such expenditures in 1999 and 1998 from existing cash balances and cash provided by operations. At July 31, 1999, WCI had commitments for capital expenditures of approximately $7.7 million.

         WCI

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, and interest expense.

WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of July 31, 1999 consisted of cash and cash equivalents of $61.8 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility of WCI). The Revolving Credit Facility of WCI has a maximum borrowing limit of $100 million, and is secured by eligible inventories and receivables, as defined therein. During the third quarter of 1999, WCI extended the term of the Revolving Credit Facility of WCI to December 29, 2003. As of July 31, 1999, WCI had no borrowings outstanding under the Revolving Credit Facility of WCI, with a borrowing limit of $93.5 million based on eligible inventories and receivables, net of $6.5 million in outstanding letters of credit. Management believes that it has sufficient liquidity to support its operations for the foreseeable future.

Cash provided by operating activities was $7.7 million for the nine months ended July 31, 1999 compared to $64.4 million for the 1998 period. The lower operating cash flow in 1999 compared to 1998 resulted primarily from a decrease in income before taxes as described above and from changes in working capital.

Capital expenditures were $8.0 million and $13.0 million during the nine months ended July 31, 1999 and 1998, respectively, and are estimated to be approximately $11.0 million for all of fiscal 1999. Management has funded capital expenditures in 1999 and 1998 through cash balances and cash provided by operating activities. At July 31, 1999, WCI had commitments for capital expenditures of approximately $7.7 million.

The Revolving Credit Facility of WCI and the indenture governing of Senior Secured Notes of WCI contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios which limit the incurrence of additional indebtedness. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control.

WCI paid no dividends during the nine months ended July 31, 1999 and, under the terms of the indenture governing the Senior Secured Notes of WCI, $2.1 million was available for dividends at July 31, 1999.

Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in or after the year 2000. Over the past several years, WCI has been assessing and modifying its business systems to be year 2000 ready and has completed the required program changes and the replacement/upgrading of purchased systems. WCI has completed testing of the applications and, after completing additional remediation on approximately 5% of the programs tested, has found them to be year 2000 ready. WCI completed a comprehensive enterprise-wide test for its business systems in March 1999. Based on the results of this test, WCI believes that its critical business systems are year 2000 ready. WCI has completed an inventory and assessment of its process control environment including automation, instrumentation and components with embedded chips, with approximately 90% of the assessed inventory being year 2000 ready. WCI completed testing of the process control systems and components, including integration tests, during June 1999 and has identified additional remediation which is expected to be completed by September 30, 1999. WCI does not expect year 2000 issues related to its business systems or process control environment to cause any significant disruption to operations. WCI incurred $0.3 million of incremental costs to address year 2000 issues during the nine months ended July 31, 1999 and, based on information available at this time, estimates that it will incur additional incremental costs of approximately $0.2 million during the remainder of 1999.

In conjunction with its efforts to achieve year 2000 readiness, WCI is also monitoring the status of the year 2000 readiness programs at its significant suppliers and business partners through questionnaires which were sent to each such entity. WCI has received responses from each of these entities. WCI is evaluating these responses and has made and intends to make additional inquiries of critical suppliers during 1999 to monitor the status of their year 2000 readiness efforts. WCI is using information learned from this process to develop its contingency plans to mitigate the impact that may occur if its critical suppliers are not year 2000 ready on a timely basis.

While WCI is developing contingency plans for the sourcing and transportation of raw material components critical to its operations, WCI is presently dependent on single sources for certain of its energy, raw materials and transportation needs. If certain vendors are unable to supply the raw materials, energy or transportation services on a timely basis in the year 2000, it could result in WCI being unable to operate or require WCI to operate at a reduced level. In addition, the lack of accurate and timely year 2000 information from suppliers of automation and process control systems and components or suppliers' inability to provide year 2000 ready replacement components could result in WCI being unable to operate, or require WCI to operate at a reduced level, in the year 2000.

Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense as incurred costs to develop or obtain internal-use software. The Company adopted SOP 98-1 effective November 1, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations for the nine months ended July 31, 1999.

Labor Matters

WCI and the United Steelworkers of America (USWA) have reached a tentative agreement on a new five-year labor contract. More than 1,600 WCI employees are represented by the USWA. The former labor contract expired September 1, 1999 and there was no interruption in operations. A ratification vote on the tentative contract has yet to be scheduled. Details of the agreement are not being released, pending ratification.

Forward-Looking Statements

This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; effects of future collective bargaining negotiations and agreements; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; the outcome of pending environmental and other legal matters and the performance of the Other Investments. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                           PART II - OTHER INFORMATION

                            RENCO STEEL HOLDING, INC.



ITEM 1. LEGAL PROCEEDINGS

                  Leonard v. WCI Steel, Inc.
                  --------------------------

                  Reference is made to the description of this action in the Company's quarterly report on Form 10-Q for the quarter ended April 30, 1999.

                  Thomas C. Williams, etc. v. WCI Steel, Inc.
                  -------------------------------------------

                  Reference is made to the description of this action in the Company's quarterly report on Form 10-Q for the quarter ended April 30, 1999 and as described in Note 4 to the condensed consolidated financial statements.

                  United States v. WCI Steel, Inc.
                  --------------------------------

                  Reference is made to the description of these actions in the Company's Form 10-Q for the quarter ended April 30, 1999, and as described in Note 4 to the condensed consolidated financial statements.

                  On June 4, 1999 the court entered consent decrees embodying settlements reached between WCI and the EPA regarding the Clean Water Act and Clean Air Act civil actions. The agreements provide for $1.74 million in cash penalties which were paid in July 1999 and for injunctive relief and supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. WCI had previously established reserves to provide for the estimated settlement and related costs and does not expect the settlement to result in any charge to earnings.

                  The actions against WCI under the Resource Conservation and Recovery Act remains pending and is not affected by these settlements. A trial at this action was completed in June 1999. However, the court has not yet rendered a decision. See
                  Note 4 to Item 1. Financial Statements.

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

        (a)  Exhibits:

        A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

        (b) Reports on Form 8-K:

        No report on Form 8-K was filed during the quarter ended July
        31, 1999.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         RENCO STEEL HOLDINGS, INC.
                                         (registrant)



Date: September 13, 1999                 /s/ JAMES N. CHAPMAN
                                         ---------------------------------------
                                         James N. Chapman
                                         President
                                         (principal executive officer)





                                         /s/ ROGER L. FAY
                                         ---------------------------------------
                                         Roger L. Fay
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

                           RENCO STEEL HOLDINGS, INC.

                                  EXHIBIT INDEX



         Exhibit Number                          Description

            10.4.12                      Second Amended and Restated
                                         Loan and Security Agreement of WCI
                                         dated July 30, 1999.*

           27.                           Financial Data Schedule


* Incorporated by reference to WCI's Form 10-Q for the quarterly period ended July 31, 1999.