Form 10-K405
period 1999-10-31
RENCO STEEL HOLDINGS INC
filed 2000-01-21
CIK 1057959

----------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended October 31, 1999.

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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at January 21, 2000 was $0.

The number of shares of Common Stock (no par value, $.01 stated value) of the registrant outstanding as of January 21, 2000 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-----------------------------------------------------------------------

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-K
                                      INDEX

                   ------------------------------------------


PART I                                                                                                                Page No.

------------------------------------------------------------------
         Item  1.                   Business                                                                             3

         Item  2.                   Properties                                                                          11

         Item  3.                   Legal Proceedings                                                                   11

         Item  4.                   Submission of Matters to a Vote of Security Holders                                 11

PART II
------------------------------------------------------------------
         Item  5.                   Market for Registrant's Common Equity and
                                    Related Stockholder Matters                                                         12

         Item  6.                   Selected Financial Data                                                             13

         Item  7.                   Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations                                                                          15

         Item 7A.                   Quantitative and Qualitative Disclosures
                                    about Market Risk                                                                   21

         Item  8.                   Financial Statements and Supplementary
                                    Data of the Company                                                                 23

                                    Financial Statements and Supplementary Data of WCI                                  44

         Item  9.                   Changes in and disagreements with Accountants
                                    on Accounting and Financial Disclosure                                              62

PART III
------------------------------------------------------------------
         Item 10.                   Directors and Executive Officers of the Registrant                                  62

         Item 11.                   Executive Compensation                                                              63

         Item 12.                   Security Ownership of Certain Beneficial Owners
                                    and Management                                                                      63

         Item 13.                   Certain Relationships and Related Transactions                                      64

PART IV
------------------------------------------------------------------
         Item 14.                   Exhibits, Financial Statement Schedule,
                                    and Reports on Form 8-K                                                             66

Financial Statement Schedule
        (including Independent Auditors Report on Financial
         Statement Schedule)                                                                                           67

         Signatures                                                                                                    69
         Exhibit Index                                                                                                 70
----------------------------------------------------------------------------


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Renco Steel Holdings, Inc. (Renco Steel) is a holding company incorporated in Ohio which was formed on January 20, 1998 and is a wholly owned subsidiary of The Renco Group, Inc. (Renco). On January 29, 1998, Renco contributed to Renco Steel its interest in its wholly owned subsidiary, WCI Steel, Inc. (WCI or Predecessor). Renco Steel, together with WCI, are hereinafter referred to as the Company.

WCI, a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988 and commenced operations on September 1, 1988. WCI's primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities owned by subsidiaries located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 185 grades of flat rolled custom and commodity steel products. Total shipments were 1,212,259 tons in fiscal 1999 and 1,412,490 tons in fiscal 1998 (77,244 tons of which were semi-finished). Custom flat rolled products, which include high carbon, alloy, high strength, silicon electrical and galvanized steel, constituted approximately 65.5% of net tons shipped during fiscal 1999 and 62.4% during fiscal 1998 (66.0% excluding semi-finished steel shipments). Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers. Shipping volume was adversely affected in the first fiscal quarter of 1999 and, to a lesser extent, the fourth fiscal quarter of 1998 by a significant increase in imports of foreign produced flat rolled steel. See "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                             Net Tons Shipped               Percent of Total
                             Fiscal Year Ended              Fiscal Year Ended
                                October 31,                    October 31,
                         1999      1998      1997        1999      1998      1997
Custom Products:
 Hot and Cold
  Rolled.............   466,076   502,149   481,740      38.4      35.5      36.2
  Coated.............   328,129   379,045   416,854      27.1      26.9      31.4
                        -------   -------   -------      ----      ----      ----
Total Custom Products   794,205   881,194   898,594      65.5      62.4      67.6
Total Commodity......   418,054   531,296   430,337      34.5      37.6      32.4
                        -------   -------   -------      ----      ----      ----
Total Steel
 Products...........  1,212,259 1,412,490 1,328,931     100.0%    100.0%    100.0%
                      ========= ========= =========     =====     =====     =====


CUSTOM PRODUCTS

High Carbon, Alloy, High Strength---WCI has developed markets for high carbon, alloy and high strength steel products that are sold to strip converters, steel service centers, and automobile and automotive parts manufacturers. Products required by the strip converter customers are characterized by small order quantities, relatively narrow widths and specific metallurgical properties. WCI presently produces over 100 specialized chemistries for these markets.

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

The market for electrical sheet steel can be divided into two main segments: grain oriented silicon sheet and non-grain oriented silicon sheet. The distinction between grain and non-grain oriented silicon sheet pertains to the electrical properties of the steel. WCI's silicon annealing line is designed for production of non-grain oriented silicon sheet and all of WCI's silicon shipments are in this segment. Presently, there is one domestic competitor in this segment and several foreign competitors. In addition, the Company's product also competes with cold rolled motor laminations produced by several other integrated steelmakers which have been developed as a substitute product for silicon steel in certain applications.

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

COMMODITY PRODUCTS

In fiscal 1999, WCI shipped 418,054 tons in the aggregate of hot and cold rolled low carbon, sheet and strip which represented approximately 34.5% of WCI's net tons shipped. Hot rolled low carbon sheet is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers and several minimills.

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

Sales outside WCI's geographic market are made through independent sales representatives on a commission basis. Although transportation costs can be prohibitive at extreme distances from the Warren facility, select custom products are competitively priced outside WCI Sales normal target markets. WCI Sales believes that independent sales representatives provide the most cost effective method to access these customers. Approximately 4.5% of WCI Sales' volume in fiscal 1999 was sold through the independent sales representatives.

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

WCI Production Services provides order entry and order status services to assist WCI Sales in meeting customer needs. WCI Production Services provides customer service and utilizes a fully-automated computerized sales network that provides the sales force and customers with product specifications and timely order status information.

CUSTOMERS

WCI's customer base is dominated by steel converters and steel service centers, which in fiscal 1999 represented 70.4% of shipments. The remaining shipments were directly to end users.

The following table sets forth the percentage of WCI's net tons shipped to various markets for the past three fiscal years.

                                           Fiscal Year Ended
                                              October 31,
                                      1999       1998       1997
Customer Category
 Conversion/further processing......  47.4%      47.6%      42.5%
 Steel service centers..............  23.0       24.4       23.3
 Construction.......................  13.3       12.1       15.8
 Electrical equipment...............   6.1        6.2        7.3
 Direct automotive..................   5.7        4.7        6.3
 Other..............................   4.5        5.0        4.8
                                     ------     ------     ------
   Total............................ 100.0%     100.0%     100.0%
                                     ======     ======     ======


In fiscal years 1999, 1998 and 1997, WCI's twenty largest customers represented approximately 59%, 57% and 57%, respectively, of net sales. The Company's largest customer, Worthington Industries, represented approximately 11.3% of net sales in fiscal 1999. No customer accounted for as much as 10% of net sales in fiscal 1998 or 1997.

BACKLOG

On October 31, 1999, WCI's order backlog was approximately 283,000 net tons with an approximate value of $121 million compared to approximately 155,000 net tons with an approximate value of $76 million at October 31, 1998, based in each case on the then current prices. Under the applicable orders, WCI is scheduled to ship substantially all of the orders in the October 31, 1999 backlog by January 31, 2000. Although customers may cancel orders included in the backlog, such cancellations have been negligible in the past.

COMPETITION

The domestic steel industry is highly competitive. Despite significant reductions in raw steel production capacity by major domestic producers in the 1980's and increasing domestic demand in the 1990's, the domestic industry continues to be adversely affected by excess world capacity.

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

Since 1989, significant flat rolled minimill capacity has been constructed and these minimills now compete with integrated producers in product areas that traditionally had not faced significant competition from minimills. These minimills compete with WCI primarily in the commodity flat rolled steel market and more recently in certain custom flat rolled steel markets. In addition, the increased competition in commodity product markets has resulted in certain integrated producers increasing product offerings to compete with WCI's custom products. This increased competition has also increased the price volatility of certain of WCI's custom products.

During 1998, the domestic steel market experienced significant increases in imports of foreign produced flat rolled steel and, while steel imports were lower in 1999, they remain above historical levels. The relative strength of the U.S. dollar and economy versus the strength of foreign currencies and economies can significantly affect the import/export trade balance for flat rolled steel. In the third calendar quarter of 1998, there was an unprecedented increase in imports of flat rolled steel which caused significant price decreases in the domestic steel market. The increase in imported product offerings adversely affected the supply-demand balance and resulted in a significant reduction in production levels and shipping volume in late 1998 and early 1999 and continues to adversely affect prices for domestic producers. Certain domestic steel producers filed unfair trade cases with the U.S. International Trade Commission in September 1998 claiming that hot rolled steel, and in June 1999 claiming that cold rolled steel, was being illegally exported to the United States from various countries at prices below the producers' cost. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Iron Ore Pellets

WCI has a contract with a major supplier of iron ore pellets for its requirements through fiscal 2004. Iron ore pellets satisfied approximately 72.1% of WCI's iron requirements in fiscal 1999, while WCI's sinter plant provided the balance. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements through 2004 from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.

     Coke

Coke is the principal fuel used to produce liquid iron and is an essential ingredient in steelmaking. WCI has contracts with two integrated steel producers for its estimated coke requirements through fiscal 2003. WCI's coke requirements are approximately 600,000 tons per year. The domestic supply of coke has decreased significantly over the last decade and may decrease further in the future due to the requirements of the Clean Air Act. As WCI does not own a coke battery, it is dependent upon commercially available domestic or imported coke to sustain its operations. Although WCI believes that there will be adequate supplies of domestic or imported coke available for its purposes after the expiration of its contracts in 2003, there can be no assurance to such effect.

     Energy and Gases

WCI's steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends to 2002 from a local utility. WCI can generate approximately 20% of its own electrical needs. Natural gas is also purchased pursuant to a supply contract that extends through August 2000. Oxygen is delivered, under a contract that extends to 2002, from supplier-owned plants located at the Warren facility. Pursuant to a contract entered into in 1988, WCI is required to purchase all coke oven gas produced at an adjoining coke plant, which is usable by WCI, at a price based upon, but at a discount to, natural gas prices.

ENVIRONMENTAL MATTERS

In common with much of the steel industry, WCI's facilities are located on sites that have been used for heavy industrial purposes for decades. WCI is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste management. WCI has made and intends to continue to make the necessary expenditures for compliance with environmental laws and regulations. Environmental laws and regulations continue to change and have generally become more stringent and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's financial condition and results of operations.

WCI is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ) on behalf of the Environmental Protection Agency
(EPA). These consent decrees require WCI to complete certain supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

WCI was the defendant in an action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleged violations of RCRA, the Ohio Administrative Code (OAC) and WCI's hazardous waste management permit related to WCI's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleged that from September 1988 to the present, WCI operated hazardous waste management units at the Warren facility without the proper permits and not in compliance with RCRA. This action sought a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments and other compliance measures under RCRA. A trial in the RCRA action was completed in June 1999 and the court rendered its decision in October 1999. The court's decision requires WCI to pay a $1 million cash penalty and denies the United States request for injunctive relief. In November 1999, the U.S. filed a motion for the court to reconsider its decision regarding injunctive relief which was denied. The court's decision is subject to appeal.

As a condition of a previous RCRA operating permit, WCI is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 2000. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

WCI operates a landfill at its Warren facility which receives waste materials from the iron and steel-making operations. The Ohio EPA has issued a permit to install a new lined landfill to replace the present landfill. The plan involves closure by removal of the present landfill by providing approximately one-third of its contents to established markets for construction materials and recycling most of the remaining contents over an extended period at the sinter plant in Youngstown, Ohio operated by WCI's subsidiary, Youngstown Sinter Company, and disposing of any non-salable or non-recyclable material in the new lined landfill. Youngstown Sinter Company is presently exploring modifications to sulfur dioxide emission regulations applicable to the sinter plant to facilitate compliance with sulfur dioxide emission limits, as well as allow faster recycling of the present landfill contents. WCI does not believe that this matter will result in any material expenditures. The new lined landfill construction and existing landfill closure, if pursued, is expected to be completed in seven consecutive phases. The estimated cost through Phase I is approximately $2.7 million to $3.7 million expended over three years and the estimated cost for Phase II is approximately $2.0 million expended over two years. Engineering related to the new landfill is expected to begin during fiscal 2000.

EMPLOYEES

As of October 31, 1999, WCI had 506 salaried employees and 1,548 hourly employees. Most of the employees are located at the Warren facility with most of the hourly employees being represented by the United Steelworkers of America
(USWA) with which WCI has a five-year collective bargaining agreement that expires October 31, 2004.

BENEFIT PLANS

     Hourly Profit Sharing Plan

Certain hourly employees represented by the USWA participate in a profit sharing plan under which WCI pays 12% of pretax income as defined in the profit sharing agreement. WCI advances one-half of the amounts due under this plan on a quarterly basis, within 45 days following the end of each fiscal quarter, and pays the remaining amounts by February 15 of the subsequent year.

     Salaried Variable Compensation Plan

WCI has a variable compensation plan for salaried employees known as WCI's Company Performance Compensation Program (CPC). Under the CPC, salaried employees receive variable compensation based on WCI's pretax income as defined in the plan. CPC payments are measured as a percentage of the employees base salary and paid quarterly.

     Pension Plans

WCI has a defined contribution retirement plan that covers substantially all salaried employees. WCI funds contributions to this plan as earned on a monthly basis. Contributions to the plan are based on employee age and compensation.

WCI has a defined benefit floor offset pension plan which covers substantially all hourly employees at the Warren facility. The plan, when combined with benefits from WCI's defined contribution plan which was frozen effective September 1, 1999 and benefits from a predecessor company's defined benefit pension plan, will provide a minimum level of pension benefits for eligible employees. Benefits are based on age and years of service, but not compensation. Under this plan, employees will receive upon retirement a monthly benefit equal to $35 (Benefit Multiplier) times the number of years of service with WCI or its predecessors. As a result of the collective bargaining agreement effective September 1, 1999, the Benefit Multiplier will increase to $52.50 for years of service up to 30 and $70 for years of service in excess of 30 on September 1, 2001 and will further increase to $56.25 and $75, respectively, effective September 1, 2003. If the employee has at least 30 years of service at retirement, the monthly benefit is subject to certain minimums based on age at retirement. No named executive officer is eligible to participate in this plan.

     Postretirement Health Care Plans

WCI provides postretirement health care benefits to employees who retire while meeting certain age and service eligibility requirements. WCI has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of WCI and one of its subsidiaries to secure WCI's obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, WCI is permitted to pay current claims up to $8.5 million from the trust, after which time WCI will be required to pay claims from corporate assets.

ITEM 2.  PROPERTIES

WCI's Warren, Ohio facility, situated on approximately 1,100 acres, includes a blast furnace, a two vessel BOF shop, an LMF and a vacuum degasser, a twin-strand Continuous Caster, a 56-inch hot strip mill, 54-inch tandem and temper mills, annealing facilities, a silicon continuous annealing line, hot-dip galvanizing line and other finishing facilities. The blast furnace was relined during 1995 as part of its planned maintenance, a procedure which is performed on a routine basis every six to eight years.

Youngstown Sinter Company, a subsidiary of WCI, owns and operates a sinter plant located in Youngstown, Ohio on 51 acres. The sinter plant converts plant waste dusts and iron ore into resources useable in the blast furnace, reducing WCI's iron ore pellet feed requirements by approximately 27.9% in fiscal 1999.

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

ITEM 3.  LEGAL PROCEEDINGS

On January 23, 1996, two retired employees instituted an action against WCI and the USWA in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997 the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. Plaintiffs have filed an amended complaint seeking, among other things, unspecified damages, punitive damages and attorney's fees.

In addition, WCI is involved in various claims and lawsuits incidental to the ordinary course of business.

For a description of pending litigation related to environmental matters, see "Item 1. Business-Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Renco Steel is a direct wholly-owned subsidiary of Renco. There is no established public trading market for Renco Steel's common stock. Since its inception in January, 1998, Renco Steel has had one shareholder. The Company paid cash dividends to Renco in fiscal 1998 of $105,300,000, consisting of a $100,000,000 dividend by Renco Steel in relation to the issuance of $120.0 million 10 7/8% Senior Secured Notes due 2005, (Senior Secured Notes), and a $5,300,000 dividend by WCI prior to the formation of Renco Steel. Renco Steel was permitted to pay $3.4 million for dividends at October 31, 1999 under the terms of the Senior Secured Notes indenture. See Note 4 to the Consolidated Financial Statements, Part II, Item 8 for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                            Fiscal Year Ended October 31,
                                   1995(1)    1996(2)    1997(3)    1998       1999(4)
                                (Dollars and tons in thousands, except per ton amounts)

Statement of Income Data:
 Net Sales.....................  $630,990    $660,801   $668,470   $665,741   $531,669
 Cost of products sold.........   544,789     550,609    547,545    560,686    467,905
                                 --------    --------   --------   --------   --------
 Gross margin..................    86,201     110,192    120,925    105,055     63,764
 Depreciation and amortization.    21,178      22,547     26,777     28,844     26,939
 Selling, general and
  administrative expenses......    19,675      22,067     29,355     17,358     14,836
                                 --------    --------   --------   --------   --------
 Operating income..............    45,348      65,578     64,793     58,853     21,989
 Interest expense..............    25,787      24,968     31,690     42,236     45,674
 Interest and other income.....     6,212       6,545      1,239      2,778     11,167
 Minority interest.............     2,465       2,944        423          -          -
                                 --------    --------   --------   --------   --------
 Income (loss) before income
  taxes and extraordinary
  losses on early retirement
  of debt .....................    23,308      44,211     33,919     19,395    (12,518)
 Income taxes..................    10,313      19,108     13,251      7,755    (21,210)
                                  --------    --------   --------   --------   --------
 Income before extraordinary
  losses on early retirement
  of debt .....................  $ 12,995    $ 25,103   $ 20,668   $ 11,640   $  8,692
                                 ========    ========   ========   ========   ========
Other Operating Data:
 Net tons shipped..............     1,222       1,397      1,329      1,412      1,212
 Percent custom products.......      59.4%       57.9%      67.6%      62.4%      65.5%
 Average selling price per net
  ton shipped..................  $    516    $    473   $    503   $    471   $    439
 Average cost per net ton
  shipped......................       446         394        412        397        386
 Average gross margin per
  net ton shipped..............        71          79         91         74         52
 Average operating income per
  net ton shipped..............        37          47         49         42         18

Balance Sheet Data:
 Cash and cash equivalents.....         -          -           -      4,957      3,830
 Restricted cash, cash
  equivalents and short-term
  investments..................   106,548     139,541     18,989     62,195     76,174
 Other investments.............         -           -          -     15,774     10,238
 Working capital (excluding
  cash, cash equivalents and
  short term investments)......    61,881      42,093     67,983     43,423     36,488
 Property, plant and
  equipment, net...............   189,733     205,121    276,684    266,625    254,416
 Total assets..................   519,159     567,459    532,592    542,800    551,753
 Total debt (including current
  portion).....................   213,854     211,506    302,937    421,230    421,176
 Shareholder's equity (deficit)    50,030      67,478    (49,129)  (142,788)  (133,817)


------------------------
         (1) Fiscal 1995 results were adversely impacted by a 54 day labor contract dispute and resulting work stoppage at WCI commencing September 1, 1995 and a 36 day blast furnace reline commencing on April 1, 1995.

         (2) WCI's custom product mix and the results for fiscal 1996 were adversely impacted by a 54 day labor contract dispute and resulting work stoppage which was concluded on October 24, 1995.

         (3) Fiscal 1997 statement of income reflects $8.6 million of compensation expenses related to WCI's debt refinancing and equity redemption transactions effected in November 1997.

         (4) Fiscal 1999 statement of income reflects $11.0 million of production idling costs as a result of start up delays at the blast furnace after completion of planned maintenance, a gain of $5.0 million resulting from an agreement with the USWA permitting WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits, a benefit of $7.5 million resulting from the LIFO inventory valuation method, and an income tax benefit of $21.2 million resulting from the subchapter S election described in Note 1(i) to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, references to a year are to the Company's fiscal year ended October 31.

During calendar year 1998, the United States experienced a significant increase in imports of steel products and in the third calendar quarter of 1998, steel imports reached record levels and reflected an increase of 56% over the comparable period of 1997. These imports totaled approximately 30.0% of domestic demand in calendar year 1998 compared to approximately 23.8% in calendar year 1997. While steel imports have been lower in calendar year 1999, they remain above historical levels and have totaled approximately 25.9% of domestic demand. On September 30, 1998, several domestic producers filed unfair trade cases against Japan, Russia and Brazil seeking anti-dumping duties on hot rolled steel imports. From April 1999 through July 1999 the U.S. Department of Commerce announced final antidumping duties and/or entered into agreements to suspend investigations in the cases against Japan, Russia and Brazil. On June 2, 1999 several domestic producers filed unfair trade cases against twelve countries concerning imports of cold rolled products. On July 19, 1999, the International Trade Commission (ITC) issued its preliminary determination that the domestic industry was being injured or threatened with injury as a result of imports from all of the countries. In November 1999, the U.S. Department of Commerce followed the ITC ruling by issuing preliminary antidumping duties in these cases. The Commerce Department also found critical circumstances with respect to certain producers and, if upheld in the final investigations, will require that duties imposed would apply retroactively to 90 days prior to the preliminary determination.

The unprecedented surge in imports created a supply imbalance in the domestic steel market and resulted in significant decreases in order intake rates, production levels and shipping volumes for domestic producers during late 1998 and early 1999, including WCI. The import surge also resulted in significant decreases in selling prices throughout 1999. WCI believes the pricing environment is improving and expects to realize a portion of the price increase announced effective January 1, 2000. However, due to continuing high levels of imports and the uncertainty created by the imports, no assurance can be given that such price increases will be sustained.

RESULTS OF OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

Net sales in 1999 were $531.7 million on 1,212,259 tons shipped, representing a 20.1% decrease in net sales and a 14.2% decrease in tons shipped compared to 1998. Shipping volume decreased in 1999 due to the surge of imports in late 1998 which adversely affected shipping volume during the first quarter of 1999 and, to a lesser extent, the fourth quarter of 1998. In addition, shipments of 77,244 tons of lower value added semi-finished steel were made during 1998. Excluding semi-finished steel, net sales per ton shipped decreased 9.1% to $439 in 1999 compared to $483 for 1998, primarily as a result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steel accounted for 65.5% of shipments in 1999 compared to 66.0% in 1998.

Gross margin (sales less cost of goods sold) was $63.8 million in 1999 compared to $105.1 million in 1998. The decrease in gross margin reflects lower shipping volume and prices discussed above offset somewhat by lower production costs, raw material prices, and variable compensation expense. In addition, gross margin was adversely impacted by the low level of operations during the first quarter of 1999 as a result of the import surge in late 1998. During the fourth quarter, $11.0 million of excess production costs were incurred as a result of the idling of much of the facility due to start-up problems after completion of planned maintenance outage at the blast furnace. A LIFO inventory valuation benefit of $7.5 million was also recorded in 1999 ($5.7 during the fourth quarter) compared to $2.7 million in 1998 ($0.8 million during the fourth quarter).

Operating income was $22.0 million, $18 per ton, for 1999 compared to $58.9 million, $42 per ton, for 1998. The decrease in operating income in 1999 reflects the lower gross margin discussed above offset by lower depreciation expense and a decrease in selling, general and administrative expenses in 1999 primarily due to lower variable compensation expense.

Interest expense was $45.7 million in 1999 compared to $42.2 million in 1998. The increase was a result of a full year of interest incurred on the Senior Secured Notes in 1999 compared to nine months incurred in 1998 following the issuance of the Senior Secured Notes on February 3, 1998. Interest, investment and other income, net, was $11.2 million in 1999 compared to $2.8 million in 1998. Investment and interest income increased by $3.6 million in 1999 due to a full year of performance on Renco Steel's investments, other than in WCI (Other Investments) and higher cash and cash equivalent balances at WCI. During the fourth quarter of 1999, a gain of $5.0 million was recorded as a result of an agreement with the United Steelworkers of America which permits WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits. This will also result in an additional gain of approximately $2.9 million during the first quarter of fiscal year 2000.

As a result of the items discussed above, the Company recorded a loss before taxes of $12.5 million in 1999 compared to income of $19.4 million in 1998. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes and recognized an income tax benefit of $21.2 million during 1999 which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998.

Fiscal 1998 Compared to Fiscal 1997

Net sales in 1998 were $665.7 million on 1,412,490 tons shipped, representing a 0.4% decrease in net sales and a 6.3% increase in tons shipped compared to 1997. Shipping volume increased in 1998 due to the shipment of 77,244 tons of lower value added semi-finished steel compared with 22,642 tons in 1997. Shipments during the fourth quarter of 1998 were 308,284 tons compared to 341,020 tons in the comparable period in 1997. Shipments during the fourth quarter of 1998 were adversely affected by the surge in the amount of flat roll steel exported to the United States, as addressed above. Excluding semi-finished steel, net sales per ton shipped decreased 4.7% to $483 in 1998 compared to $507 for 1997, primarily as a result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steel accounted for 66.0% of shipments in 1998 compared to 68.8% in 1997.

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

Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent general corporate overhead. Renco Steel has met these requirements through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness. In addition, Renco Steel has available cash and investment balances of $13.9 million at October 31, 1999. Renco may also make contributions or advances to Renco Steel to meet its debt services obligations. Renco, however, has no obligation to do so.

In the preceding year, a source of liquidity for Renco Steel to meet its debt services obligations was available payments from WCI under a tax sharing agreement. On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco designated Renco Steel and WCI as qualified subchapter S subsidiaries. (See Note 1(i) to the Consolidated Financial Statements Part II, Item 8 and Item 13, "Certain Relationships and Related Transactions").

As a result of such election, Renco Steel generally will not be receiving income tax payments from WCI pursuant to the tax sharing agreement. The effect of this is the loss of cash generated from the tax benefit, if any, derived from Renco Steel's interest expense. This may be offset by an increase in allowable dividends payable by WCI under the terms of WCI's indenture. Management believes that this change in tax status will not have a material adverse effect on Renco Steel and its ability to meet its debt service obligations.

The ability of Renco Steel to meet its debt service obligations is dependent upon WCI's operating performance and financial results and the performance of Renco Steel's Other Investments. WCI's operating performance and financial results will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond the Company's control. WCI generated a profit of $5.9 million in 1999 and paid a dividend to Renco Steel of $3.0 million. Renco Steel expects to receive dividend distributions from WCI in 2000. WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI). At October 31, 1999, WCI had $0.2 million available for dividends under the terms of the Senior Secured Notes of WCI. Such dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996. Other than cash available for dividends, WCI's assets may not be utilized by Renco Steel.

Renco Steel's Other Investments generally consists of investments in limited partnerships or corporations which invest in a variety of financial assets, including equity, debt, and derivative securities. Because of the nature of the underlying investments, Renco Steel's Other Investments are subject to a high degree of risk, including, but not limited to, credit risk, interest rate risk, foreign currency exchange rate risk, and equity price risk. Renco Steel does not have any off balance sheet risk with respect to these investments and thus its risk is limited to the loss of its investment. Each of the limited partnerships or corporations in which Renco Steel has invested provide liquidity for withdrawal within 90 days of notice and accordingly, these investments have been classified as current assets in the accompanying balance sheet as of October 31, 1999 and 1998. These investments are held for trading purposes and are recorded at fair market value for financial reporting purposes.

The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens. The ability of Renco Steel to comply with such covenants will be dependent upon WCI's future performance.

   Dividends

During 1999, Renco Steel did not declare or pay any dividends. Renco Steel does not expect to pay dividends in 2000. At October 31, 1999, Renco Steel was permitted to pay $3.4 million for dividends under the terms of the Senior Secured Notes indenture.

   Cash from Operations

Cash provided by the Company's operating activities was $15.9 million for 1999 compared to $69.9 million and $39.6 million for 1998 and 1997, respectively. The decrease in operating cash flow in 1999 compared to 1998 resulted primarily from a decrease in income before taxes as described previously and from changes in working capital.

WCI

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of October 31, 1999 consisted of cash and cash equivalents of $76.3 million and available borrowing under its $100 million revolving credit agreement (WCI Revolver).

The WCI Revolver has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 2003. As of October 31, 1999, WCI had no borrowings outstanding under the WCI Revolver, with a borrowing limit of $91.8 million based on eligible inventories and receivables, net of $6.1 million in outstanding letters of credit.

The WCI Revolver and the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI) contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control.

   Cash from Operations

Cash provided by WCI's operating activities was $28.7 million for 1999 compared to $74.1 million and $39.6 million for 1998 and 1997, respectively. The decrease in operating cash flow in 1999 compared to 1998 resulted primarily from a decrease in income before taxes as described previously and from changes in working capital.

As of October 31, 1999, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $11.9 million for 2000, $12.3 million for 2001 and $3.0 million thereafter.

   Capital Expenditures

Capital expenditures by WCI were $11.4 million, $15.6 million and $39.9 million during 1999, 1998 and 1997, respectively. Subject to market and business conditions, capital expenditures are expected to range between $20 million and $25 million in 2000. The higher level of capital investment in 1997 reflects expenditures on an upgrade of WCI's hot strip mill and the installation of a new hydrogen anneal facility. Management has funded WCI's capital expenditures in 1999, 1998 and 1997 through cash balances and cash provided by operating activities. At October 31, 1999, WCI had commitments for capital expenditures of approximately $5.9 million.

   Dividends

During 1999, WCI paid dividends to Renco Steel of $3.0 million and expects that further dividends will be declared and paid up to the amount permitted under the indenture governing the Senior Secured Notes of WCI. As of October 31, 1999, $0.2 million was available for dividends under the Senior Secured Notes of WCI indenture.

   Postretirement Benefit Plans

WCI provides postretirement health care and life insurance benefits to substantially all employees who retire from WCI upon meeting certain age and length of service eligibility requirements. Under terms of WCI's labor contract effective September 1, 1999, WCI is permitted to pay current claims up to $8.5 million from a trust established to fund future benefits after which time WCI will be required to pay claims from corporate assets. Claims paid by WCI totaled $3.1 million, $3.1 million and $2.4 million during 1999, 1998 and 1997, respectively.

WCI has a defined benefit pension plan which covers substantially all bargained for employees. Under this plan and WCI's now frozen defined contribution plan for hourly employees, WCI expensed $7.7 million in 1999. As a result of benefit increases included in the collective bargaining agreement with the USWA effective September 1, 1999, WCI expects to incur expenses under the plan of approximately $12.5 million in 2000. WCI contributed $6.7 million and $3.1 million to the plan during 1999 and 1998, respectively, and made minimal contributions to the plan during 1997. WCI expects to contribute approximately $4.2 million, $7.5 million and $24.0 million to the plan during 2000, 2001 and 2002, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods.

   Environmental Matters

WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring. Capital expenditures for environmental control and monitoring were $0.4 million, $0.5 million and $0.8 million in 1999, 1998 and 1997, respectively. Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $8.2 million, $9.6 million and $10.8 million for 1999, 1998 and 1997, respectively. Operating costs for fiscal 2000 for control and monitoring equipment are not expected to increase significantly from the prior periods.

Environmental laws and regulations continue to change and generally have become more stringent, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's consolidated financial position and future results of operations.

   Year 2000 Business Matters

WCI had no significant disruption to operations or business systems during January 2000 as a result of the transition from 1999 to 2000. WCI does not expect any material subsequent disruption to its operations or business systems from this transition. WCI incurred $0.4 million of incremental costs to address year 2000 issues during 1999.

   Labor Matters

Most of WCI's hourly employees are represented by the USWA, with which WCI has a five-year collective bargaining agreement effective September 1, 1999 that expires October 31, 2004. This contract provides for wage increases of approximately $.50 per hour effective September 1, 1999, $1 per hour effective September 1, 2001 and $1 per hour effective March 1, 2003.

This contract also provides for changes to WCI's defined benefit and defined contribution plans for hourly employees as previously described.

Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. The Company adopted SOP 98-1 effective November 1, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results for the year ended October 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This new standard requires recognition of all derivatives as either assets or liabilities at fair value. The Company does not believe adoption of the standard will have a material effect on either financial position or results of operations. The Company plans to adopt the standard effective November 1, 2000, as required.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; effects of future collective bargaining agreements; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; the outcome of pending environmental and other legal matters; the performance of the Other Investments and unanticipated problems encountered in the year 2000 readiness program. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Renco Steel's Other Investments consists of an investment in a limited partnership which invests in a variety of financial assets, including, equity, debt, commodity contracts, futures and derivative securities. Because of the speculative nature of the underlying investments, Renco Steel's investment is subject to a high degree of market risk, including, but not limited to, interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. In addition, as the limited partnership's portfolio of securities may not represent a broad diversification of investments among particular issuers, industries or types of securities, Renco Steel's investment is subject to a high degree of concentration of credit risk. While the objectives of the limited partnership is to maximize risk adjusted total return and/or grow and preserve capital, the limited partnership may engage in various combinations of investments, including various ranges of investment types and quality of securities.

Renco Steel does not have any off-balance sheet risk with respect to these investments and thus, its risk is limited to the loss of its investment. The limited partnership in which Renco Steel has invested provides a right of withdrawal at the end of a calendar quarter, upon 30 days notice and accordingly, this investment has been classified as a current asset in the accompanying consolidated balance sheet as of October 31, 1999. The limited partnerships that were held on October 31, 1998 were also classified as current assets. These investments are held for trading purposes and are recorded at fair market value for financial reporting purposes. The fair market value of these assets at October 31, 1999 was $10.2 million, including $2.0 million of unrealized gains which were reflected in the Company's consolidated statement of income for the twelve months ended October 31, 1999.

At October 31, 1999, Renco Steel also held $3.7 million in short term securities including U.S. Treasuries and a variety of money market securities, which have been classified as cash and cash equivalents in the accompanying consolidated balance sheet as of October 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR
                           CONSOLIDATED BALANCE SHEETS
                ( Dollars in thousands, except per share amount )

                                                             October 31,
                                                     --------------------------
                                                        1999              1998
                                                     ---------         ---------
ASSETS
Current assets
  Cash and cash equivalents......................    $   3,830         $   4,957
  Restricted cash and cash equivalents ..........       76,174            62,195
  Other investments..............................       10,238            15,774
  Accounts receivable, less allowances for
    doubtful accounts of $874 and $904,
    respectively.................................       57,846            48,724
  Inventories....................................       84,174            88,138
  Deferred income taxes..........................            -             8,462
  Prepaid expenses...............................        6,236             1,144
                                                     ---------         ---------
       Total current assets......................      238,498           229,394
Property, plant and equipment, net...............      254,416           266,625
Excess of cost over acquired net assets, net.....       11,898            12,439
Intangible pension asset, net....................       28,192            10,984
Other assets, net................................       18,749            23,358
                                                     ---------         ---------
       Total assets..............................    $ 551,753         $ 542,800
                                                     =========         =========
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt..............    $     122         $     116
  Accounts payable...............................       59,730            46,620
  Accrued liabilities............................       51,916            56,309
                                                     ---------         ---------
       Total current liabilities.................      111,768           103,045

Long-term debt, excluding current portion........      421,054           421,114
Deferred income taxes............................          -              30,393
Postretirement health care benefits..............      100,301            93,378
Pension benefits, excluding current portion......       38,709            23,604
Other liabilities................................       13,738            14,054
                                                     ---------         ---------
       Total liabilities.........................      685,570           685,588
                                                     ---------         ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding ...........            -                 -
  Additional paid-in capital.....................          280                 1
  Accumulated deficit............................     (134,097)         (142,789)
                                                     ---------         ---------
       Total shareholder's deficit...............     (133,817)         (142,788)
Commitments and contingencies....................            -                 -
       Total liabilities and
            shareholder's deficit................    $ 551,753         $ 542,800
                                                     =========         =========


See accompanying notes to consolidated financial statements.


                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESS0R

                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)

                                                                Years ended October 31,
                                                     --------------------------------------------
                                                       1999              1998             1997
                                                     ---------         ---------        ---------
Net sales.......................................     $ 531,669        $ 665,741         $ 668,470
Operating costs and expenses
  Cost of products sold.........................       467,905          560,686           547,545
  Depreciation and amortization.................        26,939           28,844            26,777
  Selling, general and administrative expenses..        14,836           17,358            29,355
                                                     ---------       ---------          ---------
                                                       509,680          606,888           603,677
                                                     ---------        ---------         ---------
     Operating income...........................        21,989           58,853            64,793
                                                     ---------        ---------         ---------
Other income (expense)
  Interest expense..............................       (45,674)         (42,236)          (31,690)
  Interest, investment and other income, net....        11,167            2,778             1,239
  Minority interest.............................             -                 -             (423)
                                                     ---------        ---------         ---------
                                                       (34,507)         (39,458)          (30,874)
                                                     ---------        ---------         ---------
  (Loss) income before income taxes and
     extraordinary loss.........................       (12,518)          19,395            33,919
Income tax (benefit) expense....................       (21,210)           7,755            13,251
                                                     ---------        ---------         ---------
   Income before extraordinary loss.............         8,692           11,640            20,668

Extraordinary loss on early retirement of
  debt, net of income taxes.....................             -                 -           19,606
                                                     ---------        ---------         ---------
   Net income ..................................     $   8,692        $  11,640         $   1,062
                                                     =========        =========         =========


         See accompanying notes to consolidated financial statements.


                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                             (Dollars in thousands)

                                             Years ended October 31, 1999, 1998 and 1997
                                  -----------------------------------------------------------------
                                                                                           Total
                                                                                           Share-
                                                       Additional   Retained               holder's
                                    Preferred  Common   Paid-In     Earnings   Treasury    Equity
                                        Stock   Stock   Capital    (Deficit)    Stock     (Deficit)
                                    ---------  ------   -------    ---------   --------   ---------
Balance at October 31, 1996.......         -   $  366    $  570    $  67,742   $ (1,200)  $  67,478
Net income........................         -        -         -        1,062          -       1,062
Dividends paid on Common Stock....         -        -         -     (118,000)         -    (118,000)
Repurchase of minority interest in
 subsidiary.......................         -     (366)     (901)          67      1,200           -
Other.............................         -        -       331            -          -         331
                                    --------   ------    ------    ---------   --------   ---------
Balance at October 31, 1997.......         -        -         -      (49,129)         -     (49,129)
Issuance of Common Stock at
 inception of the Company.........         -        -         1            -          -           1
Net income........................         -        -         -       11,640          -      11,640
Dividends paid on Common Stock....         -        -         -     (105,300)         -    (105,300)
                                    --------   ------    ------    ---------   --------   ---------
Balance at October 31, 1998.......         -        -         1     (142,789)         -    (142,788)
Net income........................         -        -         -        8,692          -       8,692
Capital contribution..............         -        -       279            -          -         279
                                    --------   ------    ------    ---------   --------   ---------
Balance at October 31, 1999                -        -    $  280    $(134,097)         -   $(133,817)
                                    ========   ======    ======    =========   ========   =========


         See accompanying notes to consolidated financial statements.


                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                     Years ended October 31,
                                                            ------------------------------------------
                                                             1999              1998              1997
                                                            ------            ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................     $  8,692          $ 11,640         $  1,062
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization.......................       24,005            25,913           23,846
  Amortization of deferred maintenance costs..........        2,934             2,931            2,931
  Amortization of financing costs and bond discount...        1,924             1,785            1,435
  Postretirement health care benefits.................        6,923             6,937            3,960
  Pension benefits....................................       (2,493)            1,292            5,101
  Provision for losses on accounts receivable.........          (84)             (475)              27
  Deferred income taxes...............................      (21,689)            3,290            4,350
  Extraordinary loss..................................            -                 -           32,786
  Minority interest in earnings of WCI................            -                 -              423
  Gain on other investments...........................       (2,954)             (401)               -
  Other...............................................          430               142              350
  Cash provided (used) by changes in certain
   assets and liabilities, net of acquisition
   of minority interest
    Accounts receivable...............................       (9,038)           16,953              640
    Inventories.......................................        3,965            19,225           (9,618)
    Prepaid expenses and other assets.................       (5,280)           (3,077)            (389)
    Accounts payable..................................       13,110           (17,503)         (15,015)
    Accrued liabilities...............................       (4,246)           3,803            (2,878)
    Other liabilities.................................         (317)           (2,521)          (9,437)
                                                           --------          --------         --------
  Net cash provided by operating activities ..........       15,882            69,934           39,574
                                                           --------          ----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment...........     (11,403)          (15,565)         (39,902)
  Gross proceeds from the sale of assets...............           -               110              135
  Purchase of minority interest in WCI.................           -                 -          (56,934)
  Proceeds from sale of short-term and other
   investments.........................................      13,489                 -           49,146
  Purchase of other investments........................      (5,000)          (15,373)               -
                                                           --------          --------         --------
  Net cash used by investing activities................      (2,914)          (30,828)         (47,555)
                                                           --------          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of Senior
    Secured Notes......................................           -           115,675                -
  Net proceeds from issuance of Senior
    Secured Notes of WCI..............................            -                 -          290,103
  Repurchase of Senior Notes of WCI...................            -                 -         (233,085)
  Principal payments on other long-term debt..........         (116)           (1,319)          (2,449)
  Dividends paid......................................            -          (105,300)        (118,000)
  Issuance of common stock of the Company.............            -                 1                -
                                                           --------          --------         --------
  Net cash (used) provided by
    financing activities..............................         (116)            9,057          (63,431)
                                                           --------          --------         --------
Net increase (decrease) in cash and cash
  equivalents.........................................       12,852            48,163          (71,412)
Total cash and cash equivalents at
  beginning of period.................................       67,152            18,989           90,401
                                                           --------          --------         --------
Total cash and cash equivalents
  at end of period....................................     $ 80,004          $ 67,152         $ 18,989
                                                           ========           ========        ========
Supplemental disclosure of cash flow information
  Cash paid for interest..............................     $ 43,757          $ 37,216         $ 21,412
  Cash paid for income taxes..........................          522                65            8,306



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

         During 1999, WCI's largest customer accounted for 11.3% of sales. During 1998 and 1997, no single customer accounted for 10% or more of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI's shipments are to customers within 200 miles of its primary facility.

         Since its inception, WCI has had labor agreements with the United Steelworkers of America (USWA) and other organized labor organizations. The USWA represents approximately 75% of WCI's employees. WCI has a five-year agreement with the USWA that expires October 31, 2004.

         (c)  Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand and short-term investments with maturities of three months or less from the date of acquisition.

         (d)  Other Investments

         Renco Steel's Other Investments consists of an investment in a limited partnership which invests in a variety of financial assets, including, equity, debt, commodity contracts, futures and derivative securities. Because of the speculative nature of the underlying investments, Renco Steel's investment is subject to a high degree of market risk, including, but not limited to, interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. In addition, as the limited partnership's portfolio of securities may not represent a broad diversification of investments among particular issuers, industries or types of securities, Renco Steel's investment is subject to a high degree of concentration of credit risk. While the objectives of the limited partnership is to maximize risk adjusted total return and/or grow and preserve capital, the limited partnership may engage in various combinations of investments, including various ranges of investment types and quality of securities.

         Renco Steel does not have any off-balance sheet risk with respect to these investments and thus, its risk is limited to the loss of its investment. The limited partnership in which Renco Steel has invested, provides a right of withdrawal at the end of a calendar quarter, upon 30 days notice and accordingly, this investment has been classified as a current asset in the accompanying consolidated balance sheet as of October 31, 1999. The limited partnerships that were held on October 31, 1998 were also classified as current assets. These investments are held for trading purposes and are recorded at fair market value for financial reporting purposes. The fair market value of these assets at October 31, 1999 was $10.2 million, including $2.0 million of unrealized gains which were reflected in the Company's consolidated statement of income for the twelve months ended October 31, 1999.

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

         (i)  Income Taxes

         On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the "built in gains" provisions of the tax law, federal and state taxes may become payable and would be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax basis on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. With the exception of the Company's Other Investments, which are held for trading purposes, it is not management's present intention to trigger any taxes under the built-in-gain provisions of the tax law.

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

         (l)  Reclassifications

         Certain items in the consolidated financial statements for 1998 and 1997 have been reclassified to conform to the 1999 presentation.

(2)      Inventories

-------------------------------------------------------------------
         Inventories consist of the following:

                                                                   October 31,
                                                              1999            1998
                                                            ------------------------
                                                             (Dollars in thousands)
         Raw materials...........................           $ 33,811        $ 36,259
         Finished and semi-finished product......             49,386          58,332
         Supplies................................                 50              86
                                                            --------        --------
                                                              83,247          94,677
         Less LIFO reserve.......................               (927)          6,539
                                                            --------        --------
                                                            $ 84,174        $ 88,138
                                                            ========        ========

(3)      Property, Plant and Equipment

-------------------------------------------------------------------
         Property, plant and equipment consists of the following:

                                                                  October 31,
                                                            1999               1998
                                                           -------------------------
                                                            (Dollars in thousands)
         Land and improvements...................        $     435          $     435
         Buildings...............................           27,449             27,445
         Machinery and equipment.................          387,447            382,480
         Construction in progress................            5,379              3,821
                                                         ---------          ---------
                                                           420,710            414,181
         Less accumulated depreciation...........          166,294            147,556
                                                         ---------          ---------
                                                         $ 254,416          $ 266,625
                                                         =========          =========


(4)      Long-Term Debt

-------------------------------------------------------------------
         Long-term debt consists of the following:


                                                                                                    October 31,
                                                                                           1999                      1998

                                                                                       ------------------------------------
                                                                                            (Dollars in thousands)
         Senior Secured Notes (net of unamortized discount of $326 and $388, respectively) with interest at 10.875%, payable semi-annually,
           due 2005...............................................................      $ 119,674                 $ 119,612
         Senior Secured Notes of WCI with interest at 10% payable semi-annually,
           due 2004...............................................................        300,000                   300,000
         Revolving Credit Facility of WCI (WCI Revolver) with interest at prime plus 0.5% (8.25% at
           October 31, 1999) payable monthly......................................              -                         -
         Other....................................................................          1,502                     1,618
                                                                                        ---------                 ---------
                                                                                          421,176                  421,230
         Less current portion of long-term debt...................................            122                       116
                                                                                        ---------                 ---------
                                                                                        $ 421,054                 $ 421,114
                                                                                        =========                 =========


         In February 1998, Renco Steel issued $120.0 million principal amount of 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes). The Senior Secured Notes are secured by a pledge of all the outstanding capital stock of WCI. Renco Steel intends to meet its debt service obligations from its cash and investment balances which were $13.9 million at October 31, 1999 and earnings thereon and through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness as described below. Under WCI's agreements, $175,000 was available for dividends and other transactions with affiliates at October 31, 1999. Accordingly, other than as described above, WCI's assets may not be utilized by Renco Steel. Cash and cash equivalent balances of WCI of $76.2 million and $62.2 million at October 31, 1999 and 1998 respectively, have been classified as "Restricted Cash and Cash Equivalents" on the financial statements.

         Renco Steel's Senior Secured Notes contain covenants which limit the incurrence of additional indebtedness, payments to shareholders, sale of assets, change of control, transactions with affiliates and impairment of security interest. Renco Steel is generally permitted to declare and pay dividends and make other transactions with affiliates provided no condition of default exists or will exist and the accumulated amount of such transactions is not greater than fifty percent (50%) of the net income, as defined, which definition excludes the earnings of subsidiaries unless actually received in cash by Renco Steel, as a dividend, (less 100% of any net loss) earned for periods subsequent to January 31, 1998 when taken as a single accounting period. At October 31, 1999, Renco Steel was permitted to pay $3.4 million for dividends under the terms of its indebtedness.

         WCI's $300 million 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI) are secured by a second priority lien on substantially all of the existing property, plant and equipment of WCI which will become a first priority lien if all of WCI's 10.5% Senior Notes due 2002 (Senior Notes of WCI) are extinguished ($0.3 million currently outstanding). A Voluntary

Employee Beneficiaries Association trust fund, established to hold WCI contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes of WCI, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes of WCI becomes a first priority lien.

         WCI has a $100,000,000 Revolving Credit Facility (WCI Revolver) secured by and subject to eligible inventories and receivables as defined, reduced by any outstanding letters of credit. The WCI Revolver is subject to a monthly service fee of $15,000, and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were no borrowings outstanding under the WCI Revolver as of or during the year ended October 31, 1999. The WCI Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. WCI had a borrowing limit of $91,817,000 based on eligible inventory and receivables net of $6,070,000 in letters of credit outstanding at October 31, 1999. The WCI Revolver is subject to a penalty of $500,000 if terminated without being refinanced with the same lender, prior to December 29,2001 and $250,000 thereafter if terminated before October 31, 2003.

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

         The WCI Revolver and Senior Secured Notes of WCI contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of WCI's assets. WCI is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income, as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements $175,000 was available for dividends and other transactions with affiliates at October 31,1999.

         Aggregate principal payments on long-term debt for the five years subsequent to October 31, 1999 are as follows: $122,000 in 2000, $128,000 in 2001, $415,000 in 2002, $838,000 in 2003, and $300,000,000 in 2004.

         As of October 31, 1999, based on the quoted market price, the fair value of the Senior Secured Notes was $96,900,000 and the fair value of the Senior Secured Notes of WCI was $292,500,000.

(5)   Accrued Liabilities

-------------------------------------------------------------------

    Accrued liabilities included employment related costs of $25,722,000 and $28,941,000 and interest of $15,785,000 and $15,790,000 at October 31, 1999 and
1998, respectively.

(6)   Employee Compensation Plans

-------------------------------------------------------------------

    WCI has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on WCI's income as defined under each plan. Total expense under the plans was $2,670,000, $11,761,000, and $24,588,000, for the years ended October 31, 1999, 1998, and
1997, respectively. Certain amounts under these plans represent deferred compensation.

(7)   Pension Plans

-------------------------------------------------------------------
    WCI has defined contribution retirement plans under which it expensed approximately $5,223,000, $5,684,000, and $5,929,000 for the years ended October 31, 1999, 1998, and 1997, respectively.

    WCI also has a defined benefit pension plan for substantially all hourly employees which provides minimum pension benefits based on age, years of service, and benefits provided under WCI's frozen defined contribution plan and a predecessor company's defined benefit plan. As a result of the collective bargaining agremeent effective September 1, 1999 with the USWA, the plan was amended to provide an increase in pension benefits. The following table sets forth the actuarial present value of benefit obligations and funded status of WCI's defined benefit pension plan:


                                                                October 31,
                                                       1999                      1998
                                                       ----------------------------------
                                                           (Dollars in thousands)
         Projected benefit obligation............     $  69,196                 $  47,839
         Plan assets at fair value...............        25,909                    19,015
                                                      ---------                 ---------
         Projected benefit obligation in
           excess of plan assets.................        43,287                    28,824
         Unrecognized net gain from past
           experience different from that
           assumed and effects of changes
           in assumptions........................        24,181                    14,260
         Unrecognized prior service cost.........       (52,703)                  (25,826)
         Additional minimum liability............        28,192                    10,984
                                                      ---------                  ---------
         Accrued pension cost....................        42,957                    28,242
         Less pension liability due
           within one year.......................         4,248                     4,638
                                                      ---------                 ---------
         Long-term pension liability.............     $  38,709                 $  23,604
                                                      =========                 =========


         An assumed discount rate of 7.5% and 7.0%, and an expected return on plan assets of 9.0% and 8.5% in 1999 and 1998, respectively, were used for purposes of valuing the benefits under the defined benefit pension plan.

         The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:

                                                        1999                      1998
                                                   ------------------------------------
                                                             (Dollars in thousands)
         Projected benefit obligation at
           beginning of year................        $  47,839                 $  49,077
         Service cost.......................               96                      (430)
         Interest cost......................            3,107                     3,237
         Plan amendment.....................           30,230                         -
         Actuarial gains....................          (10,224)                   (2,578)
         Benefits paid......................           (1,852)                   (1,467)
                                                    ---------                 ---------
         Projected benefit obligation
           at end of year...................        $  69,196                 $  47,839
                                                    =========                 =========


         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

                                                     1999                      1998
                                                 -----------------------------------
                                                         (Dollars in thousands)

         Plan assets at beginning of year...      $  19,015                $  15,930
         Actual return on assets............          2,046                    1,452
         Employer contributions.............          6,700                    3,100
         Benefits paid......................         (1,852)                  (1,467)
                                                  ---------                ---------
         Plan assets at end of year.........      $  25,909                $  19,015
                                                  =========                =========


         The following table sets forth the components of pension expense:


                                                            Years Ended October 31,
                                                   1999              1998            1997
                                                 -------------------------------------------
                                                            (Dollars in thousands)
         Service cost.......................     $     96         $   (430)         $   (332)
         Interest cost......................        3,107            3,237             3,404
         Expected return on plan assets.....       (1,400)            (963)             (932)
         Amortization of unrecognized:
           Prior service cost...............        3,652            3,353             3,756
           Actuarial gain and losses, net...       (1,248)            (805)             (770)
                                                 --------         --------          --------
                                                 $  4,207         $  4,392          $  5,126
                                                 ========         ========          ========


(8)      Postretirement Health Care Benefits

------------------------------------------------------------------

         The following table sets forth the accumulated postretirement benefit obligation (APBO) of WCI's postretirement health care and life insurance plans:

                                                        Years Ended October 31,
                                                 1999                      1998
                                               ----------------------------------
                                                         (Dollars in thousands)
         APBO...............................  $ 124,535                  $ 130,821
         Plan assets at fair value..........     18,090                     12,953
                                              ---------                  ---------
         APBO in excess of plan
           assets...........................    106,445                    117,868
         Unrecognized prior service
           cost resulting from plan
           amendments.......................     (3,472)                    (4,828)
         Unrecognized net loss from  past
          experience different from that
          assumed and from changes in
          assumptions.......................     (2,672)                   (19,662)
                                              ---------                  ---------
         Accrued postretirement benefit
           cost.............................  $ 100,301                  $  93,378
                                              =========                  =========

         The APBO was determined using a discount rate of 7.5% and 7.0% and an expected return on plan assets of 9.0% and 8.5% in 1999 and 1998, respectively, and an assumed health care cost trend rate of 7% in 2000, gradually declining to 5% after 2003. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 1999 would increase by $20,539,000 along with an increase in the 1999 service and interest cost components of $2,294,000. Assuming a 1% decrease in the health care cost trend rates, the APBO at October 31, 1999 would decrease by $16,245,000 along with a decrease in the 1999 service and interest cost components of $1,784,000.

         The following table sets forth a reconciliation of the beginning and end of year APBO:

                                                  1999                      1998
                                               -----------------------------------
                                                          (Dollars in thousands)

         APBO at beginning of year..........  $ 130,821                  $ 108,998
         Service cost........................     3,357                      3,068
         Interest cost.......................     8,670                      8,441
         Actuarial (gains) and losses, net...   (14,937)                    13,369
         Benefits paid.......................    (3,376)                    (3,055)
                                              ---------                  ---------
         APBO at end of year................. $ 124,535                  $ 130,821
                                              =========                  =========


         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

                                                 1999                      1998
                                               ----------------------------------
                                                         (Dollars in thousands)
         Plan assets at beginning of year..... $ 12,953                   $  8,485
         Actual return on assets..............    3,078                      1,912
         Employer contributions...............    2,324                      2,556
         Benefits paid........................     (265)                         -
                                               --------                   --------
         Plan assets at end of year........... $ 18,090                   $ 12,953
                                               ========                   ========

         Net periodic postretirement benefit costs included the following components:

                                                          Years Ended October 31,
                                                 1999                1998             1997
                                                 -------------------------------------------
                                                           (Dollars in thousands)
         Service cost........................   $  3,357         $  3,068          $  2,232
         Interest cost.......................      8,670            8,441             7,260
         Expected return on plan assets......     (1,281)            (804)             (333)
         Amortization of unrecognized:
           Prior service cost................      1,355            1,355             1,400
           Actuarial loss (gain).............        257              488              (317)
                                                 -------         --------          --------
         Net periodic postretirement
           benefit cost......................   $ 12,358         $ 12,548          $ 10,242
                                                ========         ========          ========

(9)      Income Taxes

-------------------------------------------------------------------
         As a result of the change in tax status described in Note 1(i), the Company recognized an income tax benefit of $21,210,000 during 1999, the majority of which is the elimination of net deferred tax liabilities recorded as of October 31, 1998. As of October 31, 1999, the Company's book basis in its assets and liabilities exceeded its tax basis by approximately $10,950,000.

         The provision for income tax expense for the years ended October 31, 1998 and 1997 consists of the following:

                                                  1998                      1997
                                                ----------------------------------
                                                      (Dollars in thousands)
         Federal income taxes
          Current.............................  $ 4,000                   $  8,301
          Deferred............................    3,066                      3,476
         State income taxes
          Current.............................      465                        600
          Deferred............................      224                        874
                                                -------                   --------
         Provision for
          income taxes........................  $ 7,755                   $ 13,251
                                                =======                   ========

         In addition to the above income taxes, WCI recognized $13,180,000 of current income tax benefits in 1997 related to the extraordinary loss on the early retirement of debt (see Note 4).

         A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate to income before income taxes and extraordinary loss for the years ended October 31, 1998 and 1997 follows:

                                                      1998                      1997
                                                     -----------------------------------
                                                           (Dollars in thousands)
         Income taxes at federal
           statutory rate........................    $ 6,788                   $ 12,020
         State income taxes, net of
           federal income tax benefit............        448                        958
         Other...................................        519                        273
                                                     -------                   --------
                                                     $ 7,755                   $ 13,251
                                                     =======                   ========

         Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. Total deferred tax assets amounted to approximately $53,536,000 as of October 31, 1998; the most significant items comprising the deferred tax assets were postretirement benefits of $33,034,000, and compensation accruals of $5,965,000. Total deferred tax liabilities amounted to approximately $75,467,000 as of October 31, 1998, consisting primarily of deferred taxes on inventory of $3,466,000, and fixed assets of $71,736,000. The Company had no valuation allowance for realization of deferred tax assets as of October 31, 1998.

(10)     Leases

-------------------------------------------------------------------
         WCI leases a portion of its operating and data processing equipment. Minimum future lease payments under noncancellable operating leases are $1,875,000, $1,392,000, $675,000, $403,000, $458,000 and $61,000 for the years ending October 31, 2000, 2001, 2002, 2003, 2004 and thereafter, respectively. Rent expense for noncancellable operating leases amounted to approximately $1,873,000, $1,811,000, and $1,386,000, for the years ended October 31, 1999,
1998 and 1997, respectively.

(11)     Related Party Transactions

-------------------------------------------------------------------
         WCI has a management services agreement with Renco under which Renco provides certain management services to WCI. Under terms of this agreement, WCI is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2001. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 1999, 1998 and 1997.

         To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability, workers' compensation (other than Ohio for which WCI is self insured) and casualty umbrella. In fiscal 1999, 1998 and 1997, the Company incurred costs of approximately $1.7 million, $1.8 million, and $1.7 million, respectively, under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

(12)     Commitments and Contingencies

-------------------------------------------------------------------
         At October 31, 1999, WCI had commitments to purchase data processing services of approximately $13,985,000 in the aggregate over the remaining 2.5 years of its management information systems agreement and purchased services of approximately $5,627,000, $5,458,000 and $5,463,000 in 1999, 1998 and 1997,
respectively, under the agreement. At October 31, 1999, at pricing then in effect, WCI had firm commitments for the purchase of raw materials and gases of approximately $11,918,000 in 2000, $12,278,000 in 2001 and $2,994,000
thereafter. In addition, at October 31, 1999 WCI had commitments for capital expenditures of approximately $5,901,000.

         In common with much of the steel industry, WCI's facilities are located on sites that have been used for heavy industrial purposes for decades. WCI is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste management. WCI has made and intends to continue to make the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations continue to change and have generally become more stringent, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's financial condition and results of operations.

         WCI is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require WCI to complete certain supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

         WCI was the defendant in an action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleged violations of RCRA, the Ohio Administrative Code (OAC) and WCI's hazardous waste management permit related to WCI's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleged that from September 1988 to the present, WCI operated hazardous waste management units at the Warren facility without the proper permits and not in compliance with RCRA. This action sought a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments and other compliance measures under RCRA. A trial in the RCRA action was completed in June 1999 and the court rendered its decision in October 1999. The court's decision requires WCI to pay a $1 million cash penalty and denies the United States request for injunctive relief. In November 1999, the U.S. filed a motion for the court to reconsider its decision regarding injunctive relief which was denied. The court's decision is subject to appeal.

         As a condition of a previous RCRA operating permit, WCI is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 2000. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

         On January 23, 1996, two retired employees instituted an action against WCI and the USWA in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. Plaintiffs have filed an amended complaint seeking, among other things, unspecified damages, punitive damages and attorney's fees.

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

(13)     Segment Reporting

-------------------------------------------------------------------

         Effective for the year ended October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," requiring that companies disclose segment data based on how management makes resource allocation decisions and evaluates segment operating performance.

         In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosures are presented on this new basis for fiscal year 1999, as well as retroactively.

         The accounting policies of the segment are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1). All revenues are generated by WCI. Geographic revenues are based on the region in which the customer invoice was generated and all revenue was generated within the United States. The Company measures segment profit for internal reporting purposes as net income (loss). A complete reconciliation of segment income to consolidated net income is presented below:

                                         1999              1998             1997
                                        ------            ------           ------
WCI................................   $  5,863         $  20,093         $   3,857
Other..............................      2,829            (8,453)           (2,795)
                                      --------         ---------         ---------
         Total Consolidated........   $  8,692         $  11,640         $   1,062
                                      ========         =========         =========

         Other net income consists primarily of the interest, investment and other income, interest expense and income tax benefits of Renco Steel and the effects of the purchase accounting adjustments (Note 1), as outlined below.

Interest, Investment and Other Income

                                         1999              1998             1997
                                        ------            ------           ------
WCI...............................    $   8,062        $   2,308         $   1,239
Other.............................        3,105              470                 -
                                      ---------        ---------         ---------
         Total Consolidated.......    $  11,167        $   2,778         $   1,239
                                      =========        =========         =========

Interest Expense

                                         1999              1998             1997
                                        ------            ------           ------
WCI...............................    $  32,030        $  32,057         $  31,690
Other.............................       13,644           10,179                 -
                                      ---------        ---------         ---------
         Total Consolidated.......    $  45,674        $  42,236         $  31,690
                                      =========        =========         =========

Income Tax Benefit (Expense)

                                                    1999             1998             1997
                                                  ---------       ---------         ---------
WCI.....................................         $   4,279        $ (12,365)        $  (1,302)
Other...................................            16,931            4,610             1,231
                                                 ---------        ---------         ---------
         Total Consolidated.............         $  21,210        $  (7,755)        $     (71)
                                                 =========        =========         =========

Depreciation and Amortization

                                                      1999            1998           1997
                                                    ---------      ---------       ---------
WCI.....................................           $  23,334       $  25,240       $  23,174
Purchase accounting adjustments
 (See Note 1)...........................               3,605           3,604           3,603
                                                   ---------       ---------       ---------
         Total Consolidated.............           $  26,939       $  28,844       $  26,777
                                                   =========       =========       =========

Assets

                                                     1999              1998             1997
                                                  ---------        ---------         ---------
WCI.....................................          $ 479,944        $ 460,286         $ 470,751
Other...................................             71,809           82,514            63,124
                                                  ---------        ---------         ---------
         Total Consolidated.............          $ 551,753        $ 542,800         $ 533,875
                                                  =========        =========         =========


         Other assets include investments and cash equivalents held by Renco Steel of $13.9 million, $20.7 million and $0 in 1999, 1998 and 1997, respectively, and the effects of the purchase accounting adjustments discussed in Note 1.

         All expenditures for long lived assets were made by the segment of WCI and all long lived assets are located within the United States.

(14)     Selected Quarterly Data (Unaudited)

-------------------------------------------------------------------

         The following is a summary of unaudited quarterly results for the years ended October 31, 1999 and 1998:


                                               Three Months Ended 1999
                                  Jan. 31      April 30             July 31           Oct. 31

                                ---------------------------------------------------------------
                                                 (Dollars in thousands)

Net sales....................   $110,277          $139,115         $143,086          $139,191
Gross margin.................      8,481            17,328           23,757            14,198
Net income (loss)............     10,506            (2,129)           2,582            (2,267)


                                               Three Months Ended 1998
                                  Jan. 31          April 30          July 31          Oct. 31

                                ----------------------------------------------------------------
                                              (Dollars in thousands)

Net sales....................   $166,592          $177,860          $174,947         $146,342
Gross margin.................     24,744            28,788            30,067           21,456
Net income (loss)............      3,580             4,286             5,072           (1,298)


         During the three months ended January 31, 1999, the Company recognized an income tax benefit of $21,477,000 as a result of the subchapter S election described in Note 1(i). During the three months ended October 31, 1999 WCI recorded a benefit of $5,662,000 under the LIFO inventory valuation method. In addition, WCI recorded a gain of $5,046,000 as a result of an agreement with the USWA which permits WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors
Renco Steel Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Renco Steel Holdings, Inc. and subsidiaries and predecessor (a wholly-owned subsidiary of The Renco Group, Inc.) as of October 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renco Steel Holdings, Inc. and subsidiaries and predecessor as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles.

/S/ KPMG LLP
-------------------------

KPMG LLP

Cleveland, Ohio
January 14, 2000


                        WCI STEEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                ( Dollars in thousands, except per share amount )

                                                           October 31,
                                                    ------------------------
                                                       1999           1998
                                                    ---------      ---------
ASSETS
Current assets
  Cash and cash equivalents......................   $  76,349     $  62,195
  Accounts receivable, less allowances for
    doubtful accounts of $874 and $904,
    respectively.................................      57,846        48,724
  Inventories....................................      83,247        87,140
  Deferred income taxes..........................           -         8,610
  Prepaid expenses and other current assets......       6,236         1,144
                                                    ---------     ---------
       Total current assets......................     223,678       207,813
Property, plant and equipment, net...............     208,477       217,624
Intangible pension asset, net....................      31,895        14,972
Other assets, net................................      15,894        19,877
                                                    ---------     ---------
            Total assets.........................   $ 479,944     $ 460,286
                                                    =========     =========
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt..............   $     122     $     116
  Accounts payable...............................      59,730        46,620
  Accrued liabilities............................      48,364        53,237
                                                    ---------     ---------
       Total current liabilities.................     108,216        99,973
Long-term debt, excluding current portion........     301,380       301,502
Deferred income taxes............................           -        13,368
Postretirement health care benefits..............      99,706        92,738
Pension benefits.................................      38,635        23,524
Other liabilities................................      13,738        14,054
                                                    ---------     ---------
            Total liabilities....................     561,675       545,159
                                                    ---------     ---------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
  5,000 shares authorized, none issued. .........           -             -
  Common stock, no par value, stated
  value $.01 per share, 40,000,000 shares
  authorized, 100 shares issued and
  outstanding....................................           -             -
  Additional paid-in capital.....................         279             -
  Accumulated deficit............................     (82,010)      (84,873)
                                                    ---------     ---------
            Total shareholder's equity
             (deficit)...........................     (81,731)      (84,873)

Commitments and contingencies....................           -             -
            Total liabilities and                   ---------     ---------
            shareholder's equity (deficit).......   $ 479,944     $ 460,286
                                                    =========     =========


See accompanying notes to consolidated financial statements.


                        WCI STEEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)

                                                                Years ended October 31,
                                                      --------------------------------------------
                                                        1999              1998             1997
                                                      ---------         ---------        ---------
Net sales........................................   $ 531,669         $ 665,741        $ 668,470
Operating costs and expenses
  Cost of products sold..........................     468,170           560,951          547,545
  Depreciation and amortization..................      23,334            25,240           23,174
  Selling, general and administrative expenses...      14,613            17,343           29,355
                                                    ---------         ---------        ---------
                                                      506,117           603,534          600,074
                                                    ---------         ---------        ---------
         Operating income........................      25,552            62,207           68,396
                                                    ---------         ---------        ---------
Other income (expense)
  Interest expense...............................     (32,030)          (32,057)         (31,690)
  Interest and other income, net.................       8,062             2,308            1,239
                                                    ---------         ---------        ---------
                                                      (23,968)          (29,749)         (30,451)
                                                    ---------         ---------        ---------
         Income before income taxes and
           extraordinary loss....................       1,584            32,458           37,945
Income tax (benefit) expense.....................      (4,279)           12,365           14,482
                                                    ---------         ---------        ---------
         Income before extraordinary loss........       5,863            20,093           23,463
Extraordinary loss on early retirement of
  debt, net of income taxes......................           -                 -           19,606
                                                    ---------         ---------        ---------
         Net income..............................   $   5,863         $  20,093        $   3,857
                                                    =========         =========        =========


See accompanying notes to consolidated financial statements.


                        WCI STEEL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                             (Dollars in thousands)

                                             Years ended October 31, 1999, 1998 and 1997
                                      ---------------------------------------------------------
                                                                                            Total
                                                                                            Share-
                                                         Additional   Retained              holder's
                                    Preferred   Common     Paid-In    Earnings   Treasury   Equity
                                      Stock      Stock     Capital    (Deficit)    Stock   (Deficit)
                                    --------   --------   --------    --------   --------   --------
Balance at October 31, 1996.......         -   $    366    $   570    $ 80,144   $ (1,200)  $ 79,880
Net income........................         -          -          -       3,857          -      3,857
Dividends paid on Common Stock....         -          -          -    (118,000)         -   (118,000)
Repurchase of Common Stock........         -       (366)      (901)    (56,867)     1,200    (56,934)
Other.............................         -          -        331           -          -        331
                                    --------   --------    -------    --------   --------   --------
Balance at October 31, 1997.......         -          -          -    $(90,866)         -  $ (90,866)
Net income........................         -          -          -      20,093          -     20,093
Dividends paid on Common Stock....         -          -          -     (14,100)         -    (14,100)
                                    --------   --------    -------    --------   --------   --------
Balance at October 31, 1998.......         -          -          -    $(84,873)         -   $(84,873)
Net income........................         -          -          -       5,863          -      5,863
Dividends paid on Common Stock....         -          -          -      (3,000)         -     (3,000)
Capital contribution..............         -          -        279           -          -        279
                                    --------   --------    -------    --------   --------   --------
Balance at October 31, 1999.......         -          -        279    $(82,010)         -   $(81,731)
                                    ========   ========    =======    ========   ========   ========


See accompanying notes to consolidated financial statements.



                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                   Years ended October 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income.....................................$   5,863  $  20,093  $   3,857
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization................   20,400     22,309     20,243
  Amortization of deferred maintenance costs...    2,934      2,931      2,931
  Amortization of financing costs..............    1,329      1,321      1,435
  Postretirement health care benefits..........    6,968      6,983      3,960
  Pension benefits.............................   (2,202)     1,583      5,101
  Provision for losses on accounts receivable..      (84)      (475)        64
  Deferred income taxes........................   (4,758)     5,449      5,581
  Extraordinary loss...........................        -          -     32,786
  Other........................................      429        142        356
  Cash provided (used) by changes in certain
   assets and liabilities
    Accounts receivable........................   (9,038)    16,953        603
    Inventories................................    3,893     19,153     (9,618)
    Prepaid expenses and other assets..........   (5,372)    (3,069)      (389)
    Accounts payable...........................   13,110    (17,503)   (15,015)
    Accrued liabilities........................   (4,483)       731     (2,878)
    Other liabilities..........................     (316)    (2,521)    (9,437)
                                               ---------  ---------  ---------
Net cash provided by operating activities......   28,673     74,080     39,580
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment...  (11,403)   (15,565)   (39,902)
  Gross proceeds from the sale of assets.......        -        110        135
  Short-term investments, net..................        -          -     49,146
                                               ---------  ---------  ---------
Net cash (used) provided by investing
  activities...................................  (11,403)   (15,455)     9,379
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of Senior Secured
    Notes......................................        -          -    290,103
  Repurchase of Senior Notes...................        -          -   (233,085)
  Repurchase of Common Stock...................        -          -    (56,934)
  Dividends paid...............................   (3,000)   (14,100)  (118,000)
  Principal payments on other long-term debt...     (116)    (1,319)    (2,449)
                                               ---------  ---------  ---------
Net cash used by financing activities..........   (3,116)   (15,419)  (120,365)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
  equivalents..................................   14,154     43,206    (71,406)
Cash and cash equivalents at beginning
  of year......................................   62,195     18,989     90,395
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year.......$  76,349  $  62,195  $  18,989
                                               =========  =========  =========
 Supplemental disclosure of cash flow
   information
      Cash paid for interest...................$  30,707  $  30,763  $  21,412
      Cash paid for income taxes ..............      974      2,050      8,306

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

----------------------------------------------------------------------------

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

         During 1999, sales to the Company's largest customer accounted for 11.3% of net sales. During 1998 and 1997, no single customer accounted for 10% or more of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI's shipments are to customers within 200 miles of its primary facility.

         Since its inception, the Company has had labor agreements with the United Steelworkers of America (USWA) and other organized labor organizations. The USWA represents approximately 75% of the Company's employees. The Company has a five-year agreement with the USWA that expires October 31, 2004.

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

         (f)      Other Assets

         Deferred financing costs, included in other non-current assets, are amortized using the effective yield method over the term of the related financing and deferred blast furnace maintenance costs, also included in other assets, are amortized using the straight-line method over a six-year period.

         (g)      Income Taxes

         On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the "built in gains" provisions of the tax law, federal and state taxes may become payable and would be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. It is not management's present intention to trigger any taxes under the built-in-gain provisions of the tax law.

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

         (j)      Reclassification

         Certain items in the consolidated financial statements for 1998 and 1997 have been reclassified to conform to the 1999 presentation.

(2)      Inventories

----------------------------------------------------------------------------
         Inventories consist of the following:

                                                           October 31,
                                                  1999                      1998
                                              ------------------------------------
                                                      (Dollars in thousands)

    Raw materials..........................   $  33,811                  $  36,259
    Finished and semi-finished product.....      49,386                     58,332
    Supplies...............................          50                         86
                                              ---------                  ---------
                                                 83,247                     94,677
    Less LIFO reserve......................           -                      7,537
                                              ---------                  ---------
                                              $  83,247                  $  87,140
                                              =========                  =========


(3)      Property, Plant and Equipment

----------------------------------------------------------------------------
         Property, plant and equipment is comprised of the following:

                                                           October 31,
                                                  1999                     1998
                                              ------------------------------------
                                                      (Dollars in thousands)

         Land and improvements...............  $     435                 $     435
         Buildings...........................     27,449                    27,445
         Machinery and equipment.............    332,320                   327,353
         Construction in progress............      5,379                     3,821
                                               ---------                 ---------
                                                 365,583                   359,054
         Less accumulated depreciation.......    157,106                   141,430
                                               ---------                 ---------
                                               $ 208,477                 $ 217,624
                                               =========                 =========

(4)      Long-Term Debt

----------------------------------------------------------------------------


         Long-term debt consists of the following:

                                                            October 31,
                                                       1999                 1998
                                              ------------------------------------
                                                          (Dollars in thousands)
         Senior Secured Notes with interest
          at 10% payable semi-annually,
          due 2004.............................$ 300,000                 $ 300,000
         Revolving Credit Facility(Revolver)
          with interest at prime rate
          (8.25% at October 31, 1999)
          payable monthly......................        -                         -
         Other.................................    1,502                     1,618
                                               ---------                 ---------
                                                 301,502                   301,618
         Less current portion of long-term
          debt.................................      122                       116
                                               ---------                 ---------
                                               $ 301,380                 $ 301,502
                                               =========                 =========


         The $300 million 10% Senior Secured Notes due 2004 (Senior Secured Notes) are secured by a second priority lien on substantially all of the existing property, plant and equipment of the Company which will become a first priority lien if all of the 10.5% Senior Notes due 2002 (Senior Notes) are extinguished ($0.3 million currently outstanding). A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes becomes a first priority lien.

         The Company has a $100,000,000 Revolver secured by and subject to eligible inventories and receivables as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were no borrowings outstanding under the Revolver as of or during the year ended October 31, 1999. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had a borrowing limit of $91,817,000 based on eligible inventory and receivables net of $6,070,000 in letters of credit outstanding at October 31, 1999. The Revolver is subject to a penalty of $500,000 if terminated, without being refinanced with the same lender, prior to December 29, 2001 and $250,000 thereafter if terminated before October 31, 2003.

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

         The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements $175,000 was available for dividends and other transactions with affiliates at October 31, 1999.

         Aggregate principal payments on long-term debt for the five years subsequent to October 31, 1999 are as follows: $122,000 in 2000, $128,000 in 2001, $415,000 in 2002, $838,000 in 2003, and $300,000,000 in 2004.

         As of October 31, 1999, the fair value of the Senior Secured Notes was $292,500,000 based on the quoted market price.

(5)      Accrued Liabilities

----------------------------------------------------------------------------
         Accrued liabilities included employment related costs of $25,722,000 and $28,941,000 and interest of $12,522,000 and $12,528,000 at October 31, 1999 and 1998, respectively.

(6)      Employee Compensation Plans

----------------------------------------------------------------------------
         The Company has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on the Company's income as defined under each plan. Total expense under the plans was $2,670,000, $11,761,000 and $24,588,000, for the years ended
October 31, 1999, 1998 and 1997, respectively. Certain amounts under these plans represent deferred compensation.

(7)      Pension Plans

----------------------------------------------------------------------------
         The Company has defined contribution retirement plans under which it expensed approximately $5,223,000, $5,684,000 and $5,929,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

         The Company also has a defined benefit pension plan for substantially all hourly employees which provides minimum pension benefits based on age, years of service, and benefits provided under the Company's frozen defined contribution plan and a predecessor company's defined benefit plan. As a result of the collective bargaining agreement effective September 1, 1999 with the USWA, the plan was amended to provide an increase in pension benefits. The following table sets forth the actuarial present value of benefit obligations and funded status of the Company's defined benefit pension plan:

                                                          October 31,
                                                 1999                      1998
                                              ------------------------------------
                                                     (Dollars in thousands)
         Projected benefit obligation.......  $  69,196                  $  47,839
         Plan assets at fair value..........     25,909                     19,015
                                              ---------                  ---------
         Projected benefit obligation in
           excess of plan assets............     43,287                     28,824
         Unrecognized net gain from past
           experience different from that
           assumed and effects of changes
           in assumptions...................     25,654                     15,846
         Unrecognized prior service cost....    (57,953)                   (31,480)
         Additional minimum liability.......     31,895                     14,972
                                              ---------                  ---------
         Accrued pension cost...............     42,883                     28,162
         Less pension liability due               4,248                      4,638
                                              ---------                  ---------
         Long-term pension liability........  $  38,635                  $  23,524
                                              =========                  =========

         An assumed discount rate of 7.5% and 7.0% and an expected return on plan assets of 9.0% and 8.5% in 1999 and 1998, respectively, were used for purposes of valuing the benefits under the defined benefit pension plan.

         The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:

                                                 1999                      1998
                                               ---------                 ---------
                                                      (Dollars in thousands)

         Projected benefit obligation at
           beginning of year...............    $  47,839                 $  49,077
         Service cost......................           96                      (430)
         Interest cost.....................        3,107                     3,237
         Plan amendment....................       30,230                         -
         Actuarial gains...................      (10,224)                   (2,578)
         Benefits paid.....................       (1,852)                   (1,467)
                                               ---------                 ---------

         Projected benefit obligation at
           end of year.....................    $  69,196                 $  47,839
                                               =========                 =========

         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

                                                1999                      1998
                                              ---------                 ---------
                                                   (Dollars in thousands)
         Plan assets at beginning of year.... $  19,015                 $  15,930
         Actual return on assets.............     2,046                     1,452
         Employer contributions..............     6,700                     3,100
         Benefits paid.......................    (1,852)                   (1,467)
                                              ---------                 ---------
         Plan assets at end of year.......... $  25,909                 $  19,015
                                              =========                 =========

         The following table sets forth the components of pension expense:

                                                              Years Ended October 31,
                                                     1999              1998             1997
                                                   -------------------------------------------
                                                              (Dollars in thousands)
         Service cost........................      $     96         $   (430)         $   (332)
         Interest cost.......................         3,107            3,237             3,404
         Expected return on plan assets......        (1,400)            (963)             (932)
         Amortization of unrecognized:
           Prior service cost................         4,056            3,757             3,756
           Actuarial gain and
            losses, net .....................        (1,361)           (918)              (770)
                                                   --------         --------          --------
                                                   $  4,498         $ 4,683           $  5,126
                                                   ========         ========          ========


(8)   Postretirement Health Care Benefits

----------------------------------------------------------------------------
    The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company's postretirement health care and life insurance plans:

                                                      Years ended October 31,
                                                  1999                      1998
                                               -----------------------------------
                                                       (Dollars in thousands)
         APBO................................  $ 124,535                 $ 130,821
         Plan assets at fair value...........     18,090                    12,953
                                               ---------                 ---------
         APBO in excess of plan assets.......    106,445                   117,868
         Unrecognized prior service cost
          resulting from plan amendments.....     (4,059)                   (5,459)
         Unrecognized net loss from past
          experience different from that
          assumed and from changes in
          assumptions........................     (2,680)                  (19,671)
                                               ---------                 ---------
         Accrued postretirement benefit
          cost...............................  $  99,706                 $  92,738
                                               =========                 =========

    The APBO was determined using a discount rate of 7.5% and 7.0% and an expected return on plan assets of 9.0% and 8.5% in 1999 and 1998, respectively, and an assumed health care cost trend rate of 7% in 2000, gradually declining to 5% after 2003. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 1999 would increase by $20,539,000 along with an increase in the 1999 service and interest cost components of $2,294,000. Assuming a 1% decrease in the health care cost trend rates the APBO at October 31, 1999 would decrease by $16,245,000 along with a decrease in the 1999 service and interest cost components of $1,784,000.

         The following table sets forth a reconciliation of the beginning and end of year APBO:

                                                   1999                      1998
                                                 ---------                 ---------
                                                     (Dollars in thousands)
         APBO at beginning of year...........    $ 130,821                 $ 108,998
         Service cost........................        3,357                     3,068
         Interest cost.......................        8,670                     8,441
         Actuarial (gains) losses, net.......      (14,937)                   13,369
         Benefits paid.......................       (3,376)                   (3,055)
                                                 ---------                 ---------
         APBO at end of year.................    $ 124,535                 $ 130,821
                                                 =========                 =========


         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:


                                                     1999                      1998
                                                  ---------                  ---------
                                                        (Dollars in thousands)

         Plan assets at beginning of year....      $  12,953                 $   8,485
         Actual return on assets.............          3,078                     1,912
         Employer contributions..............          2,324                     2,556
         Benefits paid.......................           (265)                        -
                                                   ---------                 ---------
         Plan assets at end of year..........      $  18,090                 $  12,953
                                                   =========                 =========

         Net periodic postretirement benefit costs included the following components:


                                                           Years Ended October 31,
                                                   1999              1998             1997
                                                 ---------------------------------------------
                                                            (Dollars in thousands)

         Service cost........................    $  3,357         $  3,068          $  2,232
         Interest cost.......................       8,670            8,441             7,260
         Expected return on plan assets......      (1,281)            (804)             (333)
         Amortization of unrecognized:
          Prior service cost.................       1,400            1,400             1,400
          Actuarial (gain) loss..............         258              489              (317)
                                                 --------         --------          ---------
         Net periodic postretirement
          benefit cost.......................    $ 12,404         $ 12,594          $ 10,242
                                                 ========         ========          ========


(9)  Income Taxes

----------------------------------------------------------------------------
    As a result of the change in tax status described in Note 1 (g), the Company recognized an income tax benefit of $4,279,000 during 1999, which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998. As of October 31, 1999, the Company's book bases in its assets and liabilities exceeded its tax bases by approximately $9,000,000.

    The provision for income tax expense for the years ended October 31, 1998 and 1997 is comprised of the following:


                                                      1998                      1997
                                                    ---------                ---------
                                                          (Dollars in thousands)

         Federal income taxes
           Current...........................     $   6,317                 $   8,301
           Deferred..........................         5,009                     4,461
         State income taxes
           Current...........................           599                       600
           Deferred..........................           440                     1,120
                                                  ---------                 ---------
         Provision for
           income taxes......................     $  12,365                 $  14,482
                                                  =========                 =========


         In addition to the above income taxes, the Company recognized $13,180,000 of current income tax benefits in 1997 related to the extraordinary loss on the early retirement of debt (see note 4). A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate to income before income taxes and extraordinary loss for the years ended 1998 and 1997 follows:


                                                   1998                      1997
                                                 ---------                 ---------
                                                      (Dollars in thousands)
         Income taxes at federal
           statutory rate....................    $  11,360                 $  13,282
         State income taxes, net of
           federal income tax benefit........          675                     1,118
         Other...............................          330                        82
                                                 ---------                 ---------
                                                 $  12,365                 $  14,482
                                                 =========                 =========


         Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. Total deferred tax assets and liabilities amounted to approximately $50,461,000 and $55,219,000 as of October 31, 1998, respectively. The most significant items comprising the deferred tax assets were postretirement benefits of $31,141,000 and compensation accruals of $5,965,000 while deferred tax liabilities consist primarily of deferred taxes on inventory of $3,065,000 and fixed assets of $52,037,000. The Company had no valuation allowance for realization of deferred tax assets as of October 31, 1998.

(10)  Leases

----------------------------------------------------------------------------
         The Company leases a portion of its operating and data processing equipment. Minimum future lease payments under noncancellable operating leases are $1,875,000, $1,392,000, $675,000, $403,000, $458,000 and $61,000 for the
years ending October 31, 2000, 2001, 2002, 2003, 2004 and thereafter, respectively. Rent expense for noncancellable operating leases amounted to approximately $1,873,000, $1,811,000 and $1,386,000, for the years ended October 31, 1999, 1998 and 1997, respectively.

(11)  Related Party Transactions

----------------------------------------------------------------------------
         The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2001. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 1999, 1998 and 1997.

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

         In fiscal 1999, 1998 and 1997, the Company incurred costs of approximately $1.7 million, $1.8 million and $1.7 million, respectively, under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

         Renco Steel is a holding company formed by Renco in January 1998 which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Renco Steel intends to meet its debt service obligations from its cash balances and earnings thereon and through distributions from the Company as permitted under the Company's outstanding indebtedness as described in Note 4.

(12)     Commitments and Contingencies

----------------------------------------------------------------------------
         At October 31, 1999, the Company had commitments to purchase data processing services of approximately $13,985,000 in the aggregate over the remaining 2.5 years of its management information systems agreement and purchased services of approximately $5,627,000, $5,458,000 and $5,463,000 in 1999, 1998 and 1997, respectively, under the agreement. At October 31, 1999, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gases of approximately $11,918,000 in 2000, $12,278,000 in 2001 and $2,994,000 thereafter. In addition, at October 31, 1999 the Company had commitments for capital expenditures of approximately $5,901,000.

         In common with much of the steel industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades. The Company is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste management. The Company has made and intends to continue to make the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations continue to change and have generally become more stringent, and the Company may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

         The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

         The Company was the defendant in an action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleged violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit related to the Company's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleged that from September 1988 to the present, the Company operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action sought a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments and other compliance measures under RCRA. A trial in the RCRA action was completed in June 1999 and the court rendered its decision in October 1999. The court's decision requires the Company to pay a $1 million cash penalty and denies the United States request for injunctive relief. In November 1999, the U.S. filed a motion for the court to reconsider its decision regarding injunctive relief which was denied. The court's decision is subject to appeal.

         As a condition of a previous RCRA operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 2000. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

         On January 23, 1996, two retired employees instituted an action against the Company and the USWA in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings.

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

(13)     Selected Quarterly Data (Unaudited)

----------------------------------------------------------------------------
         The following is a summary of unaudited quarterly results for the years ended October 31, 1999 and 1998:


                                                  Three Months Ended 1999
                                   Jan. 31           April 30         July 31           Oct. 31
                                 ----------------------------------------------------------------
                                                    (Dollars in thousands)
Net sales......................   $ 110,277         $ 139,115        $ 143,086         $ 139,191
Gross margin...................       8,413            17,263           23,691            14,132
Net income (loss)..............      (3,383)              615            6,491             2,140


                                                  Three Months Ended 1998
                                   Jan. 31           April 30         July 31           Oct. 31
                                 ----------------------------------------------------------------
                                                   (Dollars in thousands)
Net sales......................   $ 166,592         $ 177,860        $ 174,947         $ 146,342
Gross margin...................      24,744            28,656           30,000            21,390
Net income.....................       4,201             6,516            7,148             2,228


    During the three months ended January 31, 1999, the Company recognized an income tax benefit of $4,558,000 as a result of the subchapter S election described in Note 1(g). During the three months ended October 31, 1999 the Company recorded a benefit of $5,662,000 under the LIFO inventory valuation method. In addition, the Company recorded a gain of $5,046,000 as a result of an agreement with the USWA which permits the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly-owned subsidiary of Renco Steel Holdings, Inc.) as of October 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles.

/S/ KPMG LLP
------------

KPMG LLP

Cleveland, Ohio
December 17, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS

The following table sets forth certain information regarding the directors and executive officers of Renco Steel:

Name                               Age    Position
Ira Leon Rennert..................  65    Chairman of the Board and Director
James N. Chapman..................  37    President
Roger L. Fay......................  54    Vice President and
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

  Executive Officers of WCI

The following sets forth the executive officers of WCI, who are not officers of Renco Steel and who are not involved in the management or day-to-day operations of Renco Steel:

Edward R. Caine has been President and Chief Executive Officer since April 1, 1996. Mr. Caine was a Director of WCI from April 1, 1996 through December 16, 1996. Prior to joining WCI, Mr. Caine had 37 years of experience in the steel industry with U.S. Steel, most recently as General

Manager of U.S. Steel's Fairfield, Alabama integrated steel operations from April 1991 to March 1996.

Patrick G. Tatom has served as Executive Vice President since June 1, 1999 and as Vice President, Commercial from November 1995 to May 1999, Vice President, Sales from February 1994 through October 1995, and General Manager of Sales from September 1988 to February 1994.

David A. Howard has served as Vice President, Commercial since June 1, 1999 and as Vice President, Sales from August 1998 through May 1999. Mr. Howard, who has been with WCI since its inception in 1988, has held various positions within WCI, including Marketing Manager, Regional Sales Manager and General Manager of Sales.

John P. Jacunski has served as Vice President, Finance and Chief Financial Officer since November 1, 1999 and as Controller from May 1995 to October 1999. Prior to joining WCI, Mr. Jacunski was a manager with the accounting and consulting firm of KPMG LLP and had been with that firm in various capacities from September 1988 through April 1995.

Patrick T. Kenney has served as Vice President, Operations since June 1994 and, prior to that, as General Superintendent of Finishing Operations of WCI since its inception.

Brian J. Mitchell has served as Vice President, Environmental and Engineering since June 1, 1999 and, prior to that, as General Superintendent of Primary Operations of WCI since its inception.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 21, 2000 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of Renco Steel during the last fiscal year, and by all directors and executive officers of Renco Steel as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.


                                                                Beneficial Ownership
                                                                as of January 21, 2000
                                                                ----------------------
                                                                 Shares of
Name of Beneficial Owners and Address of 5% Beneficial Owners   Common Stock  Percent

The Renco Group, Inc. .......................................        100         100.0%
 30 Rockefeller Plaza, Suite 4225
 New York, NY 10112

Ira Leon Rennert (1).........................................        100         100.0%
 c/o The Renco Group, Inc.
 30 Rockefeller Plaza, Suite 4225
 New York, NY 10112

James N. Chapman ............................................        --          --

Roger L. Fay ................................................        --          --

All directors and executive officers as a group (3 persons)..        100         100.0%


--------------------

(1) Mr. Rennert is deemed to beneficially own the Common Stock of Renco Steel owned by Renco due to the ownership through trusts established by him for himself and members of his family of all the outstanding Common Stock of Renco.

By virtue of Renco's ownership of all the outstanding shares of Common Stock of Renco Steel, and Mr. Rennert's ownership of all of the Common Stock of Renco, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of Renco Steel's outstanding shares of Common Stock, including the election of the Board of Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2001 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 1999, WCI incurred management fees in the amount of $1,200,000. WCI believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which WCI could obtain such services from unaffiliated entities.

Under the terms of Renco Steel's tax sharing agreement with Renco, income taxes are allocated by Renco to Renco Steel on a separate return basis, consolidated with WCI and its subsidiaries, except that transactions between Renco Steel and its subsidiaries and Renco and its other subsidiaries are accounted for on a cash basis and not on an accrual basis. Similarly, under the terms of WCI's tax sharing agreement with Renco Steel, income taxes are allocated by Renco Steel to WCI on a separate return basis, except that transactions between WCI and Renco Steel are accounted for on a cash basis and not on an accrual basis. Neither Renco Steel nor WCI is entitled to the benefit of net tax loss carryforwards, unless such tax losses were a result of timing differences between their respective accounting for tax and financial reporting purposes. Renco has agreed to indemnify WCI for any tax imposed on or paid by it in excess of the amount payable under its tax sharing agreement. On January 15, 1999 Renco elected subchapter S tax treatment effective November 1, 1998. At the same time, Renco elected for Renco Steel and WCI to be treated as a qualified subchapter S subsidiaries (QSSS). While in this status, the activity within the tax sharing agreement will be applicable only to prior years audit adjustments and/or current and future year state filings where QSSS is not recognized and multiple Renco subsidiaries operate.

To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability, workers' compensation (other than Ohio for which WCI is self insured) and casualty umbrella. The premiums for director and officer, fidelity, fiduciary, property, business interruption, auto liability and casualty umbrella are allocated by Renco substantially as indicated in the underlying policies. General and product liability and workers' compensation coverage (excluding the Ohio self insured program) are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Renco subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier's audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Renco subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Renco subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum.

In fiscal 1999, the Company incurred costs of approximately $1.7 million under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Documents Filed as a Part of This Report.

1. Consolidated Financial Statements.

The consolidated financial statements listed below together with the reports thereon of the independent auditors dated January 14, 2000 and December 23, 1999 for the Company and WCI respectively, are included in this report for ITEM 8. and is incorporated by reference herein.

         THE COMPANY

         Consolidated Balance Sheets at October 31, 1999 and 1998.

         Consolidated Statements of Income for the fiscal years ended October
                  31, 1999, 1998 and 1997.

         Consolidated Statements of Shareholder's Equity (Deficit) for the fiscal years ended October 31, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows for the fiscal years ended
                  October 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

         WCI

         Consolidated Balance Sheets at October 31, 1999 and 1998.

         Consolidated Statements of Income for the fiscal years ended October
                  31, 1999, 1998 and 1997.

         Consolidated Statements of Shareholder's Equity (Deficit) for the fiscal years ended October 31, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows for the fiscal years ended
                  October 31, 1999, 1998 and 1997.

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

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors
Renco Steel Holdings, Inc. and Subsidiaries:

Under date of January 14, 2000, we reported on the consolidated balance sheets of Renco Steel Holdings, Inc. and subsidiaries and predecessor as of October 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1999, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II - Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of Renco Steel Holdings, Inc.'s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ KPMG LLP
-------------------------

KPMG LLP

Cleveland, Ohio
January 14, 2000


          RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997.
                             (DOLLARS IN THOUSANDS)

                                                       ADDITIONS
                                    BALANCE AT   ------------------------               BALANCE AT
                                    BEGINNING    CHARGED TO   CHARGES TO   DEDUCTIONS      END
CLASSIFICATION                       OF YEAR     EXPENSE (b)    OTHER         (c)        OF YEAR
--------------                      -----------  -----------  ----------   ----------   ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS (a):
Year ended October 31, 1999........ $  904        $  (84)      $   --      $  (54)      $  874

Year ended October 31, 1998........  1,627          (475)          --         248          904

Year ended October 31, 1997........  1,600            64           --          37        1,627


-------------------------

(a) Allowance for doubtful accounts is shown as a reduction of accounts receivable in the Company's Consolidated Financial Statements.

(b)      Charges (credits) to expense for the provision for doubtful accounts.

(c)      Trade receivables written-off.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of January, 2000.

                               RENCO STEEL HOLDINGS, INC.

                                  By:   /s/ Ira Leon Rennert
                                            ---------------
                                            Ira Leon Rennert
                                            Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of January, 2000.

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

                                  Exhibit Index

 EXHIBIT
   NO.                               DESCRIPTION
----------------------------------------------------------------------------

3.1    --       Articles of Incorporation of the Registrant, filed January
                20, 1998.(5)

3.2    --       Code of Regulations of the Registrant.(5)

4.1    --       Indenture, dated as of February 3, 1998, by and between the
                Registrant, as issuer, and State Street Bank and Trust
                Company, as trustee, relating to the 10 7/8% Senior Secured
                Notes due 2005, Series A and the 10 7/8% Senior Secured
                Notes due 2005, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Secured Notes and Series B Senior Secured Notes).(5)

4.2    --       Indenture, dated as of December 14, 1993, among Renco Steel,
                Inc. (which subsequently was merged into WCI), as issuer, WCI, as guarantor, and Shawmut Bank Connecticut, National
                Association (now known as Fleet National Bank), as trustee, relating to the 10 1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior Notes Due 2002, Series B of WCI containing, as exhibits, specimens of the Series A Senior
                Notes and Series B Senior Notes).(2a)

4.2.1    --     First Supplemental Indenture to the indenture, dated as of
                December 14, 1993, among Renco Steel, Inc. (which subsequently was merged into WCI), as issuer, WCI as guarantor, and Shawmut Bank Connecticut, National
                Association (now known as State Street Bank and Trust
                Company), as trustee, relating to the 10 1/2% Senior Notes
                Due 2002, Series A and the 10 1/2% Senior Notes Due 2002,
                Series B of WCI (containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior Notes).(2b)

4.2.2    --     Second Supplemental Indenture to the indenture, dated as of
                December 14, 1993, among Renco Steel, Inc. (which subsequently was merged into WCI), as issuer, WCI as guarantor, and Shawmut Bank Connecticut, National
                Association (now known as State Street Bank and Trust
                Company), as trustee, relating to the 10 1/2% Senior Notes
                Due 2002, Series A and the 10 1/2% Senior Notes Due 2002,
                Series B of WCI (containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior Notes).(3)

EXHIBIT
  NO.                                 DESCRIPTION
----------------------------------------------------------------------------
4.3      --     Indenture, dated as of November 27, 1996, between WCI as
                issuer, and Fleet National Bank (now known as State Street
                Bank and Trust Company), as trustee, relating to the 10%
                Senior Secured Notes due 2004, Series A, and the 10% Senior
                Secured Notes due 2004, Series B of WCI Steel, Inc.
                (containing, as exhibits, specimens of the Series A  Senior
                Secured Notes and Series B Senior Secured Notes).(3b)10.1--
                Second Amended and Restated Loan and Security Agreement, dated July 30, 1999, between WCI Steel, Inc. and Congress
                Financial Corporation.(6)

10.1     --     Second Amended and Restated Loan and Security Agreement,
                dated July 30, 1999, between WCI Steel, Inc. and Congress
                Financial Corporation.(6)

10.1.1   --     Guarantee, dated as of October 31, 1997, by WCI Steel
                Production Control Services Inc., WCI Steel Metallurgical
                Services Inc., WCI and Niles Properties, Inc. in favor of
                Congress Financial Corporation, as lender and agent, and BankAmerica Business Credit, Inc. as lender.(4)

10.1.2   --     Guarantee, dated as of October 31, 1997, by WCI Steel
                Production Control Services Inc., WCI Steel Metallurgical
                Services Inc. and Niles Properties, Inc. in favor of
                Congress Financial Corporation, as lender and agent, and BankAmerica Business Credit, Inc. as lender.(4)

10.2     --     Intercreditor Agreement, dated November 27, 1996, between
                Fleet National Bank and Congress Financial Corporation.(3c)

10.3     --     Intercreditor Agreement, dated November 27, 1996, among
                Fleet National Bank, Bank One Trust Company, N.A. and
                WCI.(3d)

10.4     --     Indemnification Agreement, dated as of November 27, 1996,
                between WCI and Bank One Trust Company, N.A.(3e)

10.5     --     Agreement, dated June 11, 1990, between the City of
                Youngstown, Ohio and Youngstown Sinter Company (with UDAG
                Grant Agreement).(1)

10.8     --     Pledge Agreement, dated as of February 3, 1998, by the
                Registrant, as pledgor, in favor of State Street Bank and Trust Company, as trustee.(5)

21       --     List of Subsidiaries of Registrant.(5)

27       --     Financial Data Schedule.

--------------------
(1) Incorporated by reference to Exhibit 10.8 filed with WCI's Registration Statement on Form S-4, as amended (File No. 33-58648), originally filed with the Commission on February 23, 1993.

         Incorporated by reference to the same numbered exhibits filed with WCI's Registration Statement on Form S-4 (File No. 33-74108), originally filed with the Commission on January 14, 1994:

(2a)     Exhibit 4.1

(2b)     Exhibit 4.1.1

         Incorporated by reference to the following exhibits filed with WCI's Registration Statement on Form S-4, as amended (File No. 333-18019), originally filed with the Commission on December 17, 1996:

(3a)     Exhibit 4.1.2

(3b)     Exhibit 4.2

(3c)     Exhibit 10.4.11

(3d)     Exhibit 10.5.1

(3e)     Exhibit 10.5.2

(4) Incorporated by reference to WCI's Form 10-K (File No. 333-18019) for the fiscal year ended October 31, 1997.

(5) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-4 (File No. 333-48245), originally filed with the Commission on March 19, 1998.

(6) Incorporated by reference to WCI's Form 10-Q for the quarterly period ended July 31, 1999.