Form 10-Q
period 2000-01-31
RENCO STEEL HOLDINGS INC
filed 2000-03-09
CIK 1057959

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000.

                                 -----------------

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

                                                                  [ ] Yes [X] No

         As of March 9, 2000, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

--------------------------------------------------------------------------------

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX
                        --------------------------------


                                                                                                             PAGE NO.
                                                                                                             --------

PART I     FINANCIAL INFORMATION
------     ----------------------
 Item 1    FINANCIAL STATEMENTS OF RENCO STEEL HOLDINGS, INC.

           Condensed Consolidated Balance Sheets as of
           January 31, 2000 and October 31, 1999                                                              3

           Condensed Consolidated Statements of Income for the
           three months ended January 31, 2000 and 1999                                                       4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended January 31, 2000 and 1999                                                       5

           Notes to Condensed Consolidated Financial Statements                                               6


           FINANCIAL STATEMENTS OF WCI STEEL, INC

           Condensed Consolidated Balance Sheets as of
           January 31, 2000 and October 31, 1999                                                             10

           Condensed Consolidated Statements of Operations for the
           three months ended January 31, 2000 and 1999                                                      11

           Condensed Consolidated Statements of Cash Flows for the
           three months ended January 31, 2000 and 1999                                                      12

           Notes to Condensed Consolidated Financial Statements                                              13


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                               15

PART II    OTHER INFORMATION
-------    -----------------


  Item 1   Legal Proceedings                                                                                 20

  Item 4.  Submission of Matters to a Vote of Security Holders                                               20

  Item 6   Exhibits and Reports on Form 8-K                                                                  20

           Signatures                                                                                        21

           Exhibit Index                                                                                     22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                 January 31,        October 31,
                                                                                    2000                1999

                                                                                 -------------      ------------
                                                                                 (Unaudited)
ASSETS

Current assets

  Cash and cash equivalents...............................................       $  12,304           $   3,830
  Restricted cash and cash equivalents....................................          62,821              76,174
  Other investments.......................................................           6,862              10,238
  Accounts receivable, less allowances....................................          62,207              57,846
  Inventories.............................................................          96,105              84,174
  Prepaid expenses........................................................           6,654               6,236
                                                                                 ---------           ---------
     Total current assets.................................................         246,953             238,498
Property, plant and equipment, net........................................         250,279             254,416
Excess of cost over acquired net assets, net..............................          11,763              11,898
Intangible pension assets, net............................................          26,769              28,192
Other assets, net.........................................................          17,584              18,749
                                                                                 ---------           ---------
     Total assets.........................................................       $ 553,348           $ 551,753
                                                                                 =========           =========
LIABILITIES and SHAREHOLDER'S DEFICIT

Current liabilities

  Current portion of long-term debt.......................................       $     123           $     122
  Accounts payable........................................................          56,913              59,730
  Accrued liabilities.....................................................          47,936              51,916
                                                                                 ---------           ---------
     Total current liabilities............................................         104,972             111,768

Long-term debt, excluding current portion.................................         421,039             421,054
Postretirement health care benefits.......................................         103,157             100,301
Pension benefits..........................................................          38,917              38,709
Other liabilities.........................................................          14,286              13,738
                                                                                 ---------           ---------
     Total liabilities....................................................         682,371             685,570
                                                                                 ---------           ---------
Shareholder's deficit

  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding.....................................             -                   -
  Additional paid-in capital..............................................             280                 280
  Accumulated deficit.....................................................        (129,303)           (134,097)
                                                                                 ---------           ---------
     Total shareholder's deficit..........................................        (129,023)           (133,817)
Commitments and contingencies.............................................             -                   -
                                                                                 ---------           ---------
     Total liabilities and
        shareholder's deficit.............................................       $ 553,348           $ 551,753
                                                                                 =========           =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)



                                                               Three months
                                                            ended January 31,
                                                          2000                1999
                                                     ---------           ---------
Net sales.......................................     $ 141,212           $ 110,277

Operating costs and expenses
 Cost of products sold..........................       119,108             101,796
 Depreciation and amortization..................         6,745               6,704
 Selling, general and
  administrative expenses.......................         4,348               3,301
                                                     ---------           ---------
                                                       130,201             111,801
                                                     ---------           ---------
Operating income (loss).........................        11,011              (1,524)
                                                     ---------           ---------
Other income (expense)
 Interest expense...............................       (11,409)            (11,414)
 Interest, investment
  and other income, net.........................         5,192               1,967
                                                     ---------           ---------
                                                        (6,217)             (9,447)
                                                     ---------           ---------
Income (loss) before income taxes...............         4,794             (10,971)
Income tax benefit..............................           -               (21,477)
                                                     ---------           ---------
  Net income....................................     $   4,794           $  10,506
                                                     =========           =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           Three months
                                                                        ended January 31,
                                                                     2000               1999
                                                                 ---------------------------
Cash flows from operating activities
  Net income................................................     $  4,794           $ 10,506
  Adjustments to reconcile net income
  to net cash provided by operating activities
     Depreciation and amortization..........................        6,011              5,972
     Amortization of deferred maintenance costs.............          734                732
     Amortization of financing costs........................          473                450
     Postretirement health care benefits....................        2,856              1,814
     Pension benefits.......................................        1,630               (483)
     Deferred income taxes..................................         (243)           (21,677)
     Gain on other investments..............................       (1,375)            (1,224)
     Other..................................................        1,030                 18
  Cash provided (used) by changes in certain
   assets and liabilities
     Accounts receivable....................................       (4,361)             6,290
     Inventories............................................      (11,931)             3,314
     Prepaid expenses and other assets......................         (447)              (143)
     Accounts payable.......................................       (2,817)             1,696
     Accrued liabilities....................................       (3,737)            (5,839)
     Other liabilities......................................          550               (519)
                                                                 --------           --------
     Net cash (used) provided by operating
      activities............................................       (6,833)               907
                                                                 --------           --------
Cash flows from investing activities
  Additions to property, plant and equipment................       (2,768)            (2,337)
  Other investments, net....................................        4,752              2,482
                                                                 --------           --------
     Net cash provided by investing
      activities............................................        1,984                145
                                                                 --------           --------
Cash flows from financing activities
  Principal payments on long-term debt......................          (30)               (29)
                                                                 --------           --------
     Net cash used by financing activities..................          (30)               (29)
                                                                 --------           --------
Net (decrease) increase in cash and cash
 equivalents................................................       (4,879)             1,023
Total cash and cash equivalents at
 beginning of period........................................       80,004             67,152
                                                                 --------           --------
Total cash and cash equivalents at
 end of period..............................................     $ 75,125           $ 68,175
                                                                 ========           ========
Supplemental disclosure of cash flow information
  Cash paid for interest....................................     $ 15,166           $ 15,145
  Cash paid for income taxes................................          -                  220

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended January 31, 2000 and 1999
                                  (Unaudited )

NOTE 1 :  BASIS OF PRESENTATION

Renco Steel Holdings, Inc. (Renco Steel) is a holding company incorporated in the state of Ohio which was formed on January 20, 1998 and is a wholly owned subsidiary of The Renco Group, Inc. (Renco). On January 29, 1998, Renco contributed to Renco Steel its interest in its wholly owned subsidary WCI Steel, Inc. (WCI). Accordingly the accompanying financial statements include the accounts of Renco Steel and WCI (collectively, the Company).

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1999.

NOTE 2 :   OTHER INVESTMENTS

The Company has from time to time invested in various limited partnerships which invest in a variety of financial assets, including equity, debt, and derivative securities. The Company was invested in one such limited partership on January 31, 2000. Because of the nature of the underlying investments, the Company's investment is subject to a high degree of risk, including, but not limited to, credit risk, interest rate risk, foreign currency exchange risk, and equity price risk. The Company does not have any off balance sheet risk with respect to this investment, and thus its risk is limited to the amount of this investment. The limited partnership permits annual withdrawal on December 31 of any year, upon 45 days notice. Accordingly, this investment has been classified as a current asset in the accompanying balance sheet as of January 31, 2000. This investment is held for trading purposes and is recorded at fair value for financial reporting purposes. The Company's condensed consolidated statements of income include unrealized gains of $0.2 million and $1.2 million for the three months ended January 31, 2000 and January 31, 1999, respectively.

NOTE 3 :   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at January 31, 2000 and October 31, 1999 was as follows:


                                                          January 31,        October 31,
                                                              2000               1999
                                                         (Unaudited)
                                                          --------           --------
                                                             (Dollars in thousands)

Raw materials........................................     $ 31,617           $ 33,811
Finished and semi-finished product...................       63,756             49,386
Supplies.............................................          124                 50
                                                          --------           --------
                                                            95,497             83,247
Less LIFO reserve....................................         (608)              (927)
                                                          --------           --------
                                                          $ 96,105           $ 84,174
                                                          ========           ========


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

         WCI is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require WCI to complete certain supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended by late 2001. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

         WCI was the defendant in an action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleged violations of RCRA, the Ohio Administrative Code and WCI's hazardous waste management permit related to WCI's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleged that from September 1988 to the present, WCI operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action sought a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments and other compliance measures under RCRA. A trial in the RCRA action was completed in June 1999 and the court rendered its decision in October 1999. The court's decision required WCI to pay a $1 million cash penalty which was paid during the first quarter of 2000 and denied the United States' request for injunctive relief. The court's decision is no longer subject to appeal.

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

         On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. Discovery regarding the NLRA claim is in process.

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

NOTE 5:  SEGMENT REPORTING

Effective for the year ended October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," requiring that companies disclose segment data based on how management makes resource allocation decisions and evaluates segment operating performance.

In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosure is presented on this new basis for the three months ended January 31, 2000 and January 31, 1999, respectively.

All revenues are generated by WCI. Geographic revenues are based on the region in which the customer invoice was generated and all revenue was generated within the United States. The Company measures segment profit for internal reporting purposes as net income (loss). A reconciliation of segment income to consolidated net income is presented below:


                                                                             Three months ended
                                                                                January 31,
                                                                           2000               1999
                                                                        -------           --------

WCI ...............................................................     $ 7,586           $ (3,383)
Other .............................................................      (2,792)            13,889
                                                                        -------           --------
      Total Consolidated ..........................................     $ 4,794           $ 10,506
                                                                        =======           ========

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)



                                                                                   Jan. 31,            Oct. 31,
                                                                                     2000                1999
                                                                                  ---------           ---------
                                                                                   (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ...................................................   $  66,789           $  76,349
  Accounts receivable, less allowances ........................................      62,207              57,846
  Inventories .................................................................      95,197              83,247
  Prepaid expenses ............................................................       6,540               6,236
                                                                                  ---------           ---------
     Total current assets .....................................................     230,733             223,678
Property, plant and equipment, net ............................................     205,105             208,477
Intangible pension assets, net ................................................      30,395              31,895
Other assets, net .............................................................      14,866              15,894
                                                                                  ---------           ---------
            Total assets ......................................................   $ 481,099           $ 479,944
                                                                                  =========           =========
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities

  Current portion of long-term debt ...........................................   $     123           $     122
  Accounts payable ............................................................      56,913              59,730
  Accrued liabilities .........................................................      41,152              48,364
                                                                                  ---------           ---------
            Total current liabilities .........................................      98,188             108,216

Long-term debt, excluding current portion .....................................     301,349             301,380
Postretirement health care benefits ...........................................     102,575              99,706
Pension benefits ..............................................................      38,844              38,635
Other liabilities .............................................................      14,288              13,738
                                                                                  ---------           ---------
            Total liabilities .................................................     555,244             561,675
                                                                                  ---------           ---------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
    5,000 shares authorized, none issued ......................................         -                   -
  Common stock, no par value, stated value $.01
    per share, 40 million shares authorized,
    100 shares issued and outstanding .........................................         -                   -
  Additional paid-in capital ..................................................         279                 279
  Accumulated deficit .........................................................     (74,424)            (82,010)
                                                                                  ---------           ---------
            Total shareholder's equity (deficit) ..............................     (74,145)            (81,731)
Commitments and contingencies .................................................         -                   -
                                                                                  ---------           ---------
            Total liabilities and
              shareholder's equity (deficit) ..................................   $ 481,099           $ 479,944
                                                                                  =========           =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                        Three months
                                                                                      ended January 31,
                                                                                  2000                1999
                                                                             ---------           ---------

Net sales ................................................................   $ 141,212           $ 110,277

Operating costs and expenses
 Cost of products sold ...................................................     119,180             101,864
 Depreciation and amortization ...........................................       5,844               5,802
 Selling, general and
  administrative expenses ................................................       4,345               3,224
                                                                             ---------           ---------
                                                                               129,369             110,890
                                                                             ---------           ---------
Operating income (loss) ..................................................      11,843                (613)
                                                                             ---------           ---------
Other income (expense)
 Interest expense ........................................................      (7,995)             (8,010)
 Interest and other income, net ..........................................       3,738                 682
                                                                             ---------           ---------
                                                                                (4,257)             (7,328)
                                                                             ---------           ---------
Income (loss) before income taxes ........................................       7,586              (7,941)
Income tax benefit .......................................................         -                (4,558)
                                                                             ---------           ---------
  Net income (loss) ......................................................   $   7,586           $  (3,383)
                                                                             =========           =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                             Three months ended
                                                                 January 31,
                                                            2000               1999
                                                          --------           --------
Cash flows from operating activities
  Net income (loss) ..............................          $  7,586           $ (3,383)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities
      Depreciation and amortization ..............             5,110              5,070
      Amortization of deferred maintenance costs .               734                732
      Amortization of financing costs ............               322                328
      Postretirement health care benefits ........             2,869              1,825
      Pension benefits ...........................             1,709               (411)
      Deferred income taxes ......................               -               (4,758)
      Other ......................................             1,030                 18
  Cash provided (used) by changes in certain
   assets and liabilities
      Accounts receivable ........................            (4,361)             6,290
      Inventories ................................           (11,950)             3,296
      Accounts payable ...........................            (2,817)             1,696
      Accrued liabilities ........................            (7,212)            (9,439)
      Other assets and liabilities, net ..........               218               (773)
                                                            --------           --------
      Net cash (used) provided by operating
       activities ................................            (6,762)               491
                                                            --------           --------
Cash flows from investing activities
  Additions to property, plant and equipment .....            (2,768)            (2,337)
                                                            --------           --------
      Net cash used by investing activities ......            (2,768)            (2,337)
                                                            --------           --------
Cash flows from financing activities
  Principal payments on long-term debt ...........               (30)               (29)
                                                            --------           --------
      Net cash used by financing
        activities ...............................               (30)               (29)
                                                            --------           --------
Net decrease in cash and cash equivalents ........            (9,560)            (1,875)
Cash and cash equivalents at beginning
 of period .......................................            76,349             62,195
                                                            --------           --------
Cash and cash equivalents at end of period .......          $ 66,789           $ 60,320
                                                            ========           ========
Supplemental disclosure of cash flow information
  Cash paid for interest .........................          $ 15,166           $ 15,145
  Cash paid for income taxes .....................               -                  583

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended January 31, 2000 and 1999
                                 ( Unaudited )

NOTE 1 :  BASIS OF PRESENTATION

         WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1999.

NOTE 2 :  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at January 31, 2000 and October 31, 1999 was as follows:


                                                                                 January 31,     October 31,
                                                                                    2000             1999
                                                                                (Unaudited)
                                                                                 ------------    ------------
                                                                                      (Dollars in thousands)

Raw materials .........................................................          $31,617          $33,811
Finished and semi-finished product ....................................           63,756           49,386
Supplies ..............................................................              124               50
                                                                                 -------          -------
                                                                                  95,497           83,247
Less LIFO reserve .....................................................              300              -
                                                                                 -------          -------
                                                                                 $95,197          $83,247
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

         The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended by late 2001. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

         The Company was the defendant in an action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleged violations of RCRA, the Ohio Administrative Code and the Company's hazardous waste management permit related to the Company's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleged that from September 1988 to the present, the Company operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action sought a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments and other compliance measures under RCRA. A trial in the RCRA action was completed in June 1999 and the court rendered its decision in October 1999. The court's decision required the Company to pay a $1 million cash penalty which was paid during the first quarter of 2000 and denied the United States' request for injunctive relief. The court's decision is no longer subject to appeal.

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

         On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. Discovery regarding the NLRA claim is in process.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Three Months Ended January 31, 2000 Compared to
         Three Months Ended January 31, 1999

         Net sales for the three months ended January 31, 2000 were $141.2 million on 326,043 tons shipped, representing a 28% increase in net sales and a 35% increase in tons shipped compared to the three months ended January 31, 1999. Shipping volume for the 2000 period returned to more historical levels when compared to the 1999 period which was adversely affected by the surge of illegally dumped imports in late 1998. Net sales per ton shipped decreased 5.3% to $433 in the 2000 period compared to $457 for the 1999 period, primarily as a result of changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 59.9% of total shipments for the three months ended January 31, 2000 compared to 66.8% in the comparable period of 1999. WCI expects price improvements during the second quarter as a result of price increases effective January 1, 2000. In addition, the industry, including WCI, has announced price increases for April 1, 2000. However, due to the levels of imports and the uncertainty created by the imports, no assurance can be given that such price increases will be realized or sustained. WCI's order backlog was 276,000 tons at January 31, 2000 compared to 283,000 tons at October 31, 1999 and 199,000 tons at January 31, 1999.

         Gross margin (sales less cost of goods sold) was $22.1 million for the three months ended January 31, 2000 compared to $8.5 million for the three months ended January 31, 1999. Gross margin was adversely impacted during the 1999 period by higher costs caused by production being significantly below capacity. The increase in gross margin reflects the higher shipping volume discussed above and lower production costs resulting from higher operating levels during the first quarter of 2000 which were offset somewhat by changes in product mix.

         Operating income was $11.0 million, or $34 per ton, for the three months ended January 31, 2000 compared to an operating loss of $1.5 million, or ($6) per ton, for the three months ended January 31, 1999. The increased operating income for the 2000 period reflects the higher gross margin discussed above partially offset by increased selling, general and administrative expenses primarily due to higher variable compensation costs.

         Interest, investment and other income, net was $5.2 million for the three months ended January 31, 2000 compared to $2.0 million for the three months ended January 31, 1999. Interest and investment income increased by $0.4 million to $2.4 million in the current period. During the first quarter of 2000, a gain of $2.8 million was recorded as a result of an agreement with the United Steelworkers of America which permits WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits. A like gain of $5.0 million was recorded in the fourth fiscal quarter of 1999. However, no further gains are expected to be recorded.

         As a result of the items discussed above, the Company had income before taxes of $4.8 million for the three months ended January 31, 2000 compared to a loss of $11.0 million for the three months ended January 31, 1999.

         Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes. During the three months ended January 31, 1999 the Company recognized an income tax benefit of $21.5 million which included the elimination of net deferred tax liabilities recorded as of October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Renco Steel

         In February 1998, Renco Steel issued the Senior Senior Secured Notes. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1, and August 1 of each year.

         Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent, general corporate overhead. Renco Steel has met these requirements from existing cash balances and through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness. At January 31, 2000, Renco Steel had available cash and investment balances of $8.7 million, net of cash appropriated for the February 1st interest payment plus unrestricted cash at WCI of $4.0 million was available for dividends to Renco Steel under the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI). Such dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996. Renco may also make contributions or advances to Renco Steel to meet its debt service obligations, however, Renco has no obligation to do so.

         The ability of Renco Steel to meet its debt service obligations is dependent upon WCI's operating performance and financial results and the performance of Renco Steel's investments, other than in WCI (Other

Investments). WCI's operating performance and financial results will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond WCI's control. WCI generated a profit of $7.6 million in the first fiscal quarter of 2000.

         The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens and the ability to pay dividends. The ability of Renco Steel to comply with such covenants will be dependent upon WCI's future performance.

         Cash used by operating activities was $6.8 million for the three months ended January 31, 2000 compared to cash provided from operating activities of $0.9 million for the 1999 period. The lower operating cash flow in the first quarter of 2000 as compared to 1999 resulted primarily from changes in working capital due to the low level of operations during the first quarter of 1999 and partially offset by an increase in income before taxes as described above.

         Cash provided by investing activities was $2.0 million during the first quarter of 2000, compared with $0.1 million in the 1999 first quarter. WCI's capital expenditures in the current period were $2.8 million compared to $2.3 million in the first quarter of 1999. Renco Steel's proceeds from the sale of Other Investments, net of purchases, increased $2.3 million. WCI's capital expenditures in fiscal 2000 are estimated to be between $20.0 and $25.0 million. Capital expenditures in 2000 and 1999 have been funded from existing cash balances and cash provided by operations. At January 31, 2000, WCI had commitments for capital expenditures of approximately $6.0 million.

         During the first quarter of 2000, Renco Steel did not declare or pay any dividends. At January 31, 2000, Renco Steel was permitted to pay $2.0 million in dividends under the terms of the Senior Secured Notes indenture.

         WCI

         WCI's liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, and interest expense.

         WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of January 31, 2000 consisted of cash and cash equivalents of $66.8 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility of WCI). The Revolving Credit Facility of WCI has a maximum borrowing limit of $100 million, and is secured by eligible receivables and inventories, as defined therein, and expires on December 29, 2003. As of January 31, 2000, WCI had no borrowings outstanding under the Revolving Credit Facility of WCI, with a borrowing limit of $93.9 million based on eligible receivables and inventories, net of $6.1 million in outstanding letters of credit.

         Cash used by operating activities was $6.8 million for the three months ended January 31, 2000 compared to cash provided by operating activities of $0.5 million for the 1999 period. The lower operating cash flow in 2000 compared to 1999 resulted primarily from changes in working capital because of the low level of operations during the first quarter of 1999 offset somewhat by an increase in income before taxes as described above.

         Capital expenditures were $2.8 million and $2.3 million during the three months ended January 31, 2000 and 1999 respectively, and are expected to range between $20 million and $25 million for all of fiscal 2000. WCI has funded capital expenditures in 2000 and 1999 through cash balances and cash provided by operating activities. At January 31, 2000, WCI had commitments for capital expenditures of approximately $6.0 million.

         The Revolving Credit Facility of WCI and the indenture governing the Senior Secured Notes of WCI contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios which limit the incurrence of additional indebtedness. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting, many of which are beyond its control.

         WCI paid no dividends during the three months ended January 31, 2000 and, under the terms of the indenture governing the Senior Secured Notes of WCI, $4.0 million was available for dividends at January 31, 2000.

Year 2000 Business Matters

         WCI had no significant disruption to operations or business systems as a result of the transition from 1999 to 2000. WCI does not expect any material subsequent disruption to its operations or business systems from this transition.

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

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.

ITEM 1.  LEGAL PROCEEDINGS

         UNITED STATES DEPT. OF JUSTICE V. WCI STEEL, INC.

         Reference is made to the description of this action contained in the Company's annual report on Form 10-K for the year ended October 31, 1999 and as described in Note 4 to the condensed consolidated financial statements herein. With respect to this action instituted by the DOJ on May 11, 1998 under RCRA, the period for appealing the court's ruling expired with no appeal being filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 5, 2000, The Renco Group, Inc. as sole shareholder of Renco Steel Holdings, Inc., executed a written consent, in lieu of an annual meeting of shareholders, for the re-election of Ira Leon Rennert as chairman and sole director of Renco Steel Holdings, Inc.

ITEM 6.  EXHIBITS and REPORTS ON FORM 8-K

         (a)  Exhibits:

         A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

         (b) Reports on Form 8-K:

         No report on Form 8-K was filed during the quarter ended January 31, 2000.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RENCO STEEL HOLDINGS, INC.
                                 (registrant)

Date:  March 9, 2000             /s/ James N. Chapman
                                 ------------------------------
                                 James N. Chapman
                                 President
                                 (principal executive officer)

                                 /s/ Roger L. Fay
                                 ------------------------------
                                 Roger L. Fay
                                 Vice President and
                                 Chief Financial Officer
                                 (principrial financial and
                                 accounting officer)

                           RENCO STEEL HOLDINGS, INC.

                                  EXHIBIT INDEX

                  Exhibit Number                           Description

                      27.                              Financial Data Schedule