Form 10-Q
period 2000-04-30
RENCO STEEL HOLDINGS INC
filed 2000-06-12
CIK 1057959

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

For the quarterly period ended April 30, 2000.
                               -----------------

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

                                                           [ ]  Yes     [X]   No

      As of June 12, 2000, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

--------------------------------------------------------------------------------

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX
                        --------------------------------

                                                                        Page No.
                                                                        --------
PART I      FINANCIAL INFORMATION
---------------------------------

Item 1.     FINANCIAL STATEMENTS OF RENCO STEEL HOLDINGS, INC.

            Condensed Consolidated Balance Sheets as of
            April 30, 2000 and October 31, 1999.                           3

            Condensed Consolidated Statements of Operations for the
            three and six months ended April 30, 2000 and 1999.            4

            Condensed Consolidated Statements of Cash Flows for the
            six months ended April 30, 2000 and 1999.                      5

            Notes to Condensed Consolidated Financial Statements.          6

            FINANCIAL STATEMENTS OF WCI STEEL, INC.

            Condensed Consolidated Balance Sheets as of
            April 30, 2000 and October 31, 1999.                           10

            Condensed Consolidated Statements of Operations for the
            three and six months ended April 30, 2000 and 1999.            11

            Condensed Consolidated Statements of Cash Flows for the
            six months ended April 30, 2000 and 1999.                      12

            Notes to Condensed Consolidated Financial Statements.          13

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            15


PART II     OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings                                              20

Item 6.     Exhibits and Reports on Form 8-K                               20

            Signatures                                                     21

            Exhibit Index                                                  22

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                       April 30,      Oct. 31,
                                                         2000           1999
                                                       ---------      ---------
                                                      (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ......................     $   9,570      $   3,830
  Restricted cash and cash equivalents ...........        90,406         76,174
  Other investments ..............................         7,071         10,238
  Accounts receivable, less allowances ...........        61,397         57,846
  Inventories ....................................        87,876         84,174
  Prepaid expenses ...............................         2,815          6,236
                                                       ---------      ---------
      Total current assets .......................       259,135        238,498
Property, plant and equipment, net ...............       247,702        254,416
Excess of cost over acquired net assets, net .....        11,627         11,898
Intangible pension assets, net ...................        25,159         28,192
Other assets, net ................................        21,765         18,749
                                                       ---------      ---------
            Total assets .........................     $ 565,388      $ 551,753
                                                       =========      =========
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt ..............     $     125      $     122
  Accounts payable ...............................        53,371         59,730
  Accrued liabilities ............................        57,506         51,916
                                                       ---------      ---------
      Total current liabilities ..................       111,002        111,768

Long-term debt, excluding current portion ........       421,022        421,054
Postretirement health care benefits ..............       105,562        100,301
Pension benefits .................................        38,421         38,709
Other liabilities ................................        14,386         13,738
                                                       ---------      ---------
            Total liabilities ....................       690,393        685,570
                                                       ---------      ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding ............          --             --
  Additional paid-in capital .....................           280            280
  Accumulated deficit ............................      (125,285)      (134,097)
                                                       ---------      ---------
            Total shareholder's deficit ..........      (125,005)      (133,817)
Commitments and contingencies ....................          --             --
                                                       ---------      ---------
            Total liabilities and
              shareholder's deficit ..............     $ 565,388      $ 551,753
                                                       =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                           Three months               Six months
                                          ended April 30,           ended April 30,
                                         2000         1999         2000         1999
                                      ----------------------    ----------------------
Net sales .........................   $ 156,149    $ 139,115    $ 297,361    $ 249,392

Operating costs and expenses
 Cost of products sold ............     131,137      121,787      250,245      223,583

 Depreciation and amortization ....       6,703        6,732       13,448       13,436

 Selling, general and
  administrative expenses .........       4,261        3,549        8,609        6,850
                                      ---------    ---------    ---------    ---------
                                        142,101      132,068      272,302      243,869
                                      ---------    ---------    ---------    ---------
Operating income ..................      14,048        7,047       25,059        5,523
                                      ---------    ---------    ---------    ---------
Other income (expense)
 Interest expense .................     (11,395)     (11,419)     (22,804)     (22,833)

 Interest, investment
  and other income, net ...........       1,365        2,243        6,557        4,210
                                      ---------    ---------    ---------    ---------
                                        (10,030)      (9,176)     (16,247)     (18,623)
                                      ---------    ---------    ---------    ---------

Income (loss) before income taxes .       4,018       (2,129)       8,812      (13,100)
Income tax benefit ................        --           --           --        (21,477)
                                      ---------    ---------    ---------    ---------

  Net income (loss) ...............   $   4,018    $  (2,129)   $   8,812    $   8,377
                                      =========    =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Six months
                                                              ended April 30,
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
      Net income .......................................   $  8,812    $  8,377
      Adjustments to reconcile net income
       to net cash provided by operating activities
            Depreciation and amortization ..............     11,980      11,971
            Amortization of deferred maintenance costs .      1,468       1,465
            Amortization of financing costs ............        948         948
            Postretirement health care benefits ........      5,261       3,321
            Pension benefits ...........................      3,961      (1,788)
            Deferred income taxes ......................       (243)    (21,677)
            Gain on other investments ..................     (1,584)     (2,724)
            Other ......................................      1,105          54
      Cash provided (used) by changes in certain
       assets and liabilities
            Accounts receivable ........................     (3,551)     (4,997)
            Inventories ................................     (3,702)     15,243
            Accounts payable ...........................     (6,359)      6,309
            Accrued liabilities ........................      4,617        (498)
            Other assets and liabilities, net ..........     (1,331)       (584)
                                                           --------    --------
            Net cash provided by operating activities ..     21,382      15,420
                                                           --------    --------
Cash flows from investing activities:
      Additions to property, plant and equipment .......     (6,103)     (5,639)
      Other investments, net ...........................      4,753       2,482
                                                           --------    --------
            Net cash used by investing
             activities ................................     (1,350)     (3,157)
                                                           --------    --------
Cash flows from financing activities:
      Principal payments on long-term debt .............        (60)        (57)
                                                           --------    --------
            Net cash used by financing activities ......        (60)        (57)
                                                           --------    --------
Net increase in cash and cash equivalents ..............     19,972      12,206
Total cash and cash equivalents at
 beginning of period ...................................     80,004      67,152
                                                           --------    --------
Total cash and cash equivalents at end of period .......   $ 99,976    $ 79,358
                                                           ========    ========
Supplemental disclosure of cash flow information
      Cash paid for interest ...........................   $ 21,856    $ 21,885
      Cash paid for income taxes .......................         21         365

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and six months ended April 30, 2000 and 1999
                                 ( Unaudited )

NOTE 1 :  BASIS OF PRESENTATION

Renco Steel Holdings, Inc. (Renco Steel), a holding company incorporated in the state of Ohio on January 20, 1998 is a wholly owned subsidiary of The Renco Group, Inc. (Renco). On January 29, 1998, Renco contributed to Renco Steel its interest in its wholly owned subsidary WCI Steel, Inc. (WCI). Accordingly the accompanying financial statements include the accounts of Renco Steel and WCI
(collectively, the Company).

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1999.

NOTE 2 : OTHER INVESTMENTS

The Company has from time to time invested in various limited partnerships which invest in a variety of financial assets, including equity, debt, and derivative securities. The Company was invested in one such limited partership on April 30, 2000. Because of the nature of the underlying investments, the Company's investment is subject to a high degree of risk, including, but not limited to, credit risk, interest rate risk, foreign currency exchange risk, and equity price risk. The Company does not have any off balance sheet risk with respect to this investment, and thus its risk is limited to the amount of this investment. The limited partnership permits annual withdrawal on December 31 of any year, upon 45 days notice. Accordingly, this investment has been classified as a current asset in the accompanying balance sheet as of April 30, 2000. This investment is held for trading purposes and is recorded at fair value for financial reporting purposes. The Company's condensed consolidated statements of income include unrealized gains of $0.4 million and $2.3 million for the six months ended April 30, 2000 and April 30, 1999, respectively, and $0.2 million and $1.5 million for the three months ended April 30, 2000 and April 30, 1999, respectively.

NOTE 3 : INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 2000 and October 31, 1999 was as follows:

                                                       April 30,      October 31,
                                                         2000            1999
                                                      (Unaudited)
                                                        -------        --------
                                                         (Dollars in thousands)
Raw materials ..................................        $20,431        $ 33,811
Finished and semi-finished product .............         67,443          49,386
Supplies .......................................            114              50
                                                        -------        --------
                                                         87,988          83,247
Less LIFO reserve ..............................            112            (927)
                                                        -------        --------
                                                        $87,876        $ 84,174
                                                        =======        ========

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

      As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, WCI is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), and has submitted its report to the EPA. WCI believes that additional sampling will be required to complete a full RFI and will negotiate the extent of the second phase with the EPA. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

      On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. Discovery regarding the NLRA claim is in process.

      In addition to the above matters, WCI is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business. A liability has been established for an amount, which WCI believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of WCI in a particular quarter or annual period; however, WCI believes that the effect of such matters will not have a material adverse effect on WCI's consolidated financial position.

NOTE 5: SEGMENT REPORTING

Effective for the year ended October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," requiring that companies disclose segment data based on how management makes resource allocation decisions and evaluates segment operating performance.

In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosure is presented on this new basis for the six months ended April 30, 2000 and April 30, 1999, respectively.

All revenues are generated by WCI. Geographic revenues are based on the region in which the customer invoice was generated and all revenue was generated within the United States. The Company measures segment profit for internal reporting purposes as net income (loss). A reconciliation of segment income to consolidated net income is presented below:

                                                     Six months ended
                                                         April 30,
                                                  2000              1999
                                                ---------         ---------
      WCI................................       $  15,608         $  (2,768)
      Other..............................          (6,796)           11,145
                                                ---------         ---------
            Total Consolidated...........       $   8,812         $   8,377
                                                =========         =========

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                        April 30,     Oct. 31,
                                                          2000          1999
                                                        ---------     ---------
                                                       (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ........................    $  93,084     $  76,349
  Accounts receivable, less allowances .............       61,397        57,846
  Inventories ......................................       86,988        83,247
  Prepaid expenses .................................        2,815         6,236
                                                        ---------     ---------
     Total current assets ..........................      244,284       223,678
Property, plant and equipment, net .................      203,295       208,477
Intangible pension assets, net .....................       28,708        31,895
Other assets, net ..................................       18,830        15,894
                                                        ---------     ---------
            Total assets ...........................    $ 495,117     $ 479,944
                                                        =========     =========
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt ................    $     125     $     122
  Accounts payable .................................       53,371        59,730
  Accrued liabilities ..............................       53,999        48,364
                                                        ---------     ---------
      Total current liabilities ....................      107,495       108,216

Long-term debt, excluding current portion ..........      301,317       301,380
Postretirement health care benefits ................      104,992        99,706
Pension benefits ...................................       38,350        38,635
Other liabilities ..................................       14,386        13,738
                                                        ---------     ---------
            Total liabilities ......................      566,540       561,675
                                                        ---------     ---------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
    5,000 shares authorized, none issued ...........         --            --
  Common stock, no par value, stated value $.01
    per share, 40 million shares authorized,
    100 shares issued and outstanding ..............         --            --
  Additional paid-in capital .......................          279           279
  Accumulated deficit ..............................      (71,702)      (82,010)
                                                        ---------     ---------
            Total shareholder's equity (deficit) ...      (71,423)      (81,731)
Commitments and contingencies ......................         --            --
                                                        ---------     ---------
            Total liabilities and
             shareholder's equity (deficit) ........    $ 495,117     $ 479,944
                                                        =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                            Three months               Six months
                                           ended April 30,           ended April 30,
                                         2000         1999         2000         1999
                                       ---------    ---------    ---------    ---------
Net sales ..........................   $ 156,149    $ 139,115    $ 297,361    $ 249,392
  Operating costs and expenses
   Cost of products sold ...........     131,208      121,852      250,388      223,716
   Depreciation and amortization ...       5,801        5,831       11,645       11,633
   Selling, general and
    administrative expenses ........       4,232        3,517        8,577        6,741
                                       ---------    ---------    ---------    ---------
                                         141,241      131,200      270,610      242,090
                                       ---------    ---------    ---------    ---------
  Operating income .................      14,908        7,915       26,751        7,302
                                       ---------    ---------    ---------    ---------
  Other income (expense)
   Interest expense ................      (7,981)      (8,006)     (15,976)     (16,016)
   Interest and other income, net ..       1,095          706        4,833        1,388
                                       ---------    ---------    ---------    ---------
                                          (6,886)      (7,300)     (11,143)     (14,628)
                                       ---------    ---------    ---------    ---------
  Income (loss) before income taxes        8,022          615       15,608       (7,326)
  Income tax benefit ...............        --           --           --         (4,558)
                                       ---------    ---------    ---------    ---------
  Net income (loss) ................   $   8,022    $     615    $  15,608    $  (2,768)
                                       =========    =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Six months
                                                              ended April 30,
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
      Net income (loss) ................................   $ 15,608    $ (2,768)
      Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
            Depreciation and amortization ..............     10,177      10,168
            Amortization of deferred maintenance costs .      1,468       1,465
            Amortization of financing costs ............        645         656
            Postretirement health care benefits ........      5,286       3,343
            Pension benefits ...........................      4,118      (1,643)
            Deferred income taxes ......................       --        (4,758)
            Other ......................................      1,108          54
      Cash provided (used) by changes in certain assets
       and liabilities
            Accounts receivable ........................     (3,551)     (4,997)
            Inventories ................................     (3,741)     15,208
            Accounts payable ...........................     (6,359)      6,309
            Accrued liabilities ........................      4,419        (628)
            Other assets and liabilities, net ..........       (980)       (677)
                                                           --------    --------
            Net cash provided by operating activities ..     28,198      21,732
                                                           --------    --------
Cash flows from investing activities:
      Additions to property, plant and equipment .......     (6,103)     (5,639)
                                                           --------    --------
Cash flows from financing activities:
      Principal payments on long-term debt .............        (60)        (57)
      Dividends paid ...................................     (5,300)       --
                                                           --------    --------
            Net cash used by financing activities ......     (5,360)        (57)
                                                           --------    --------
Net increase in cash and cash equivalents ..............     16,735      16,036
Cash and cash equivalents at beginning of period .......     76,349      62,195
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 93,084    $ 78,231
                                                           ========    ========
Supplemental disclosure of cash flow information
      Cash paid for interest ...........................   $ 15,331    $ 15,360
      Cash paid for income taxes .......................         21         769

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Three months and six months ended April 30, 2000 and 1999
                                  ( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

      WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1999.

NOTE 2 : INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 2000 and October 31, 1999 was as follows:

                                                        April 30,      October 31,
                                                          2000            1999
                                                        --------         -------
                                                       (Unaudited)
                                                        (Dollars in thousands)
Raw materials ..................................        $ 20,431         $33,811
Finished and semi-finished product .............          67,443          49,386
Supplies .......................................             114              50
                                                        --------         -------
                                                          87,988          83,247
Less LIFO reserve ..............................          (1,000)           --
                                                        --------         -------
                                                        $ 86,988         $83,247
                                                        ========         =======

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

      As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), and has submitted its report to the EPA. The Company believes that additional sampling will be required to complete a full RFI and will negotiate the extent of the second phase with the EPA. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

      On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. Discovery regarding the NLRA claim is in process.

      In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business. A liability has been established for an amount, which the Company believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of the Company in a particular quarter or annual period; however, the Company believes that the effect of such matters will not have a material adverse effect on the Company's consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999.

      Net sales for the three months ended April 30, 2000 were $156.1 million on 349,745 tons shipped, representing a 12% increase in net sales and a 9% increase in tons shipped compared to the three months ended April 30, 1999. Shipping volume for the 2000 period returned to more historical levels when compared to the 1999 period. The 1999 period was adversely affected by the surge of illegally dumped imports that began in late 1998 and continued to affect the market until late in the second fiscal quarter of 1999. Net sales per ton shipped increased 2.5% to $446 in the 2000 period compared to $435 for the 1999 period, primarily as a result of price increases which became effective January 1, 2000 and to a lesser extent price increases which became effective April 1, 2000 offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 58.3% of total shipments for the three months ended April 30, 2000 compared to 66.9% in the comparable period of 1999. Due to the growth in customer inventory levels and the levels of imports and the uncertainty created by the imports, no assurance can be given that the current volume and price levels will be sustained. The Company's order backlog was 234,000 tons at April 30, 2000 compared to 283,000 tons at October 31, 1999 and 252,000 tons at April 30, 1999.

      Gross margin (sales less cost of goods sold) was $25.0 million for the three months ended April 30, 2000 compared to $17.3 million for the three months ended April 30, 1999. The increase in gross margin reflects the higher shipping volume and prices discussed above offset somewhat by higher variable compensation expense.

      Operating income was $14.0 million, or $40 per ton, for the three months ended April 30, 2000 compared to operating income of $7.0 million, or $22 per ton, for the three months ended April 30, 1999. The increased operating income for the 2000 period reflects the higher gross margin discussed above partially offset by increased selling, general and administrative expenses primarily due to higher variable compensation costs.

      Interest, investment and other income, net was $1.4 million for the three months ended April 30, 2000 compared to $2.2 million for the three months ended April 30, 1999. Interest and investment income decreased by $0.8 million in the second quarter of 2000 compared to the second quarter of 1999 due to a reduction of $1.2 million in investment income at Renco Steel offset by an increase of $0.4 million in interest income at WCI.

      As a result of the items discussed above, the Company had income before taxes of $4.0 million for the three months ended April 30, 2000 compared to a loss of $2.1 million for the three months ended April 30, 1999.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

      Six Months Ended April 30, 2000 Compared to
      Six Months Ended April 30, 1999

      Net sales for the six months ended April 30, 2000 were $297.4 million on 675,788 tons shipped, representing a 19% increase in net sales and a 21% increase in tons shipped compared to the six months ended April 30, 1999. Shipping volume for the 2000 period returned to more historical levels when compared to the 1999 period. The 1999 period was adversely affected by the surge of illegally dumped imports that began in late 1998 and continued to affect the market until late in the second fiscal quarter of 1999. Net sales per ton shipped decreased 1.1% to $440 in the 2000 period compared to $445 for the 1999 period, primarily as a result of a lower custom product mix offset somewhat by price increases which became effective January 1, 2000 and, to a lesser extent, April 1, 2000. Shipments of custom carbon, alloy and electrical steels accounted for 59.1% of total shipments for the six months ended April 30, 2000 compared to 66.9% in the comparable period of 1999.

      Gross margin (sales less cost of goods sold) was $47.1 million for the six months ended April 30, 2000 compared to $25.8 million for the six months ended April 30, 1999. Gross margin was adversely impacted during the 1999 period by higher costs caused by production being significantly below capacity. The increase in gross margin reflects the higher shipping volume and prices discussed above and lower production costs resulting from higher operating levels during the 2000 period.

      Operating income was $25.1 million, or $37 per ton, for the six months ended April 30, 2000 compared to operating income of $5.5 million, or $10 per ton, for the six months ended April 30, 1999. The increased operating income for the 2000 period reflects the higher gross margin discussed above partially offset by increased selling, general and administrative expenses primarily due to higher variable compensation costs.

      Interest, investment and other income, net was $6.6 million for the six months ended April 30, 2000 compared to $4.2 million for the six months ended April 30, 1999. Interest and investment income decreased by $0.4 million to $3.8 million in the current six month period. During the first quarter of 2000, a gain of $2.8 million was recorded as a result of an agreement with the United Steelworkers of America which permits WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits.

      As a result of the items discussed above, the Company had income before taxes of $8.8 million for the six months ended April 30, 2000 compared to a loss of $13.1 million for the six months ended April 30, 1999.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes. During the three months ended January 31, 1999 the Company recognized an income tax benefit of $21.5 million which included the elimination of net deferred tax liabilities recorded as of October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Renco Steel

      In February 1998, Renco Steel issued the $120.0 million 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes). Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1, and August 1 of each year.

      Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent, general corporate overhead. Renco Steel has met these requirements from existing cash balances and through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness. At April 30, 2000, Renco Steel had available cash and investment balances of $14.0 million plus unrestricted cash at WCI of $2.7 million was available for dividends to Renco Steel under the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI). Such dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996. Renco may also make contributions or advances to Renco Steel to meet its debt service obligations, however, Renco has no obligation to do so.

      The ability of Renco Steel to meet its debt service obligations is dependent upon WCI's operating performance and financial results and the performance of Renco Steel's investments, other than in WCI (Other Investments). WCI's operating performance and financial results will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond WCI's control. WCI generated a profit of $15.6 million in the six months of 2000.

      The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens and the ability to pay dividends. The ability of Renco Steel to comply with such covenants will be dependent upon WCI's future performance.

      Cash provided by operating activities was $21.4 million and $15.4 million for the six months ended April 30, 2000 and April 30, 1999, respectively. The higher operating cash flow in 2000 compared to 1999 resulted primarily from an increase in income before taxes and non-cash post-retirement benefits offset somewhat by changes in working capital.

      Cash used by investing activities was $1.4 million during the first six months of 2000, compared with $3.2 million in the first six months of 1999. WCI's capital expenditures in the current period were $6.1 million compared to $5.6 million in the first six months of 1999. Renco Steel's proceeds from the sale of Other Investments, net of purchases, increased $2.3 million. WCI's capital expenditures in fiscal 2000 are expected to be $20.0 million. Capital expenditures in 2000 and 1999 have been funded from existing cash balances and cash provided by operations. At April 30, 2000, WCI had commitments for capital expenditures of approximately $5.1 million.

      During the first six months of 2000, Renco Steel did not declare or pay any dividends. At April 30, 2000, Renco Steel was permitted to pay $2.6 million in dividends under the terms of the Senior Secured Notes indenture.

      WCI

      WCI's liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, and interest expense. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of April 30, 2000 consisted of cash and cash equivalents of $93.1 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility of WCI). The Revolving Credit Facility of WCI has a maximum borrowing limit of $100 million, and is secured by receivables and inventories, as defined therein, and expires on December 29, 2003. As of April 30, 2000, WCI had no borrowings outstanding under the Revolving Credit Facility of WCI, with a borrowing limit of $93.9 million based on eligible receivables and inventories, net of $6.1 million in outstanding letters of credit.

      Cash provided by operating activities was $28.2 million for the six months ended April 30, 2000 compared to $21.7 million for the 1999 period. The higher operating cash flow in 2000 compared to 1999 resulted primarily from an increase in income before taxes and non-cash postretirement benefits offset somewhat by changes in working capital.

      Capital expenditures were $6.1 million and $5.6 million during the six months ended April 30, 2000 and 1999 respectively, and are expected to be approximately $20 million for all of fiscal 2000. Management has funded capital expenditures in 2000 and 1999 through cash balances and cash provided by operating activities. At April 30, 2000, WCI had commitments for capital expenditures of approximately $5.1 million.

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

      WCI paid dividends of $5.3 million during the six months ended April 30, 2000 and, under the terms of the Senior Secured Notes of WCI indenture, $2.7 million was available for dividends at April 30, 2000.

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

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.

ITEM 1. LEGAL PROCEEDINGS

         For information as to the environmental matters and as to the employee litigation described in the Company's Form 10-K for the year ended October 31, 1999, see Part I, Note 4 to Item 1, Financial Statements.

         UNITED STATES DEPARTMENT OF JUSTICE V. WCI STEEL, INC.

         Reference is made to the description of this action contained in the Company's annual report on Form 10-K for the year ended October 31, 1999. As reported in the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000, with respect to the action instituted by DOJ May 11, 1998 under RCRA, the period for appealing the court's ruling expired with no appeal being filed.

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

         (a)      Exhibits:

                  A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  No report on Form 8-K was filed during the quarter ended April 30, 2000.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RENCO STEEL HOLDINGS, INC.
                                          (registrant)


Date: June 12, 2000                       /s/ JAMES N. CHAPMAN
                                          ------------------------------
                                          James N. Chapman
                                          President
                                          (principal executive officer)


                                          /s/ ROGER L. FAY
                                          ------------------------------
                                          Roger L. Fay
                                          Vice President and
                                          Chief Financial Officer
                                          (principrial financial and
                                                accounting officer)

                           RENCO STEEL HOLDINGS, INC.

                                  EXHIBIT INDEX

      Exhibit Number                      Description
      --------------                      -----------

         10.2.10(1)                 Amended and Restated Net Worth Appreciation
                                    Participation Agreement, as of January 15,
                                    1999, Between WCI Steel, Inc. and Edward R.
                                    Caine.

         10.2.11(1)                 Amended and Restated Net Worth Appreciation
                                    Participation Agreement, as of January 15,
                                    1999, Between WCI Steel, Inc. and Patrick G.
                                    Tatom.

         10.2.12(1)                 Amended and Restated Net Worth Appreciation
                                    Participation Agreement, as of January 15,
                                    1999, Between WCI Steel, Inc. and Patrick T.
                                    Kenney.

         10.2.13(1)                 Amended and Restated Net Worth Appreciation
                                    Participation Agreement, as of January 15,
                                    1999, Between WCI Steel, Inc. and Brian J.
                                    Mitchell.

         10.2.14(1)                 Amended and Restated Net Worth Appreciation
                                    Participation Agreement, as of January 15,
                                    1999, Between WCI Steel, Inc. and David A.
                                    Howard.

         27.                        Financial Data Schedule

(1) Incorporated by reference to the WCI Steel, Inc. Form 10-Q report for the quarterly period ended April 30, 2000.