Form 10-Q
period 2000-07-31
RENCO STEEL HOLDINGS INC
filed 2000-09-14
CIK 1057959

PAGE 1
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000.
                               -----------------

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

                                                       [ ]  Yes     [X]   No

      As of September 14, 2000, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

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
---------------------------------

  Item 1.   FINANCIAL STATEMENTS OF RENCO STEEL HOLDINGS, INC.

            Condensed Consolidated Balance Sheets as of
            July 31, 2000 and October 31, 1999.                                  3

            Condensed Consolidated Statements of Operations for the
            three and nine months ended July 31, 2000 and 1999.                  4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended July 31, 2000 and 1999.                            5

            Notes to Condensed Consolidated Financial Statements.                6


            FINANCIAL STATEMENTS OF WCI STEEL, INC.

            Condensed Consolidated Balance Sheets as of
            July 31, 2000 and October 31, 1999.                                 10

            Condensed Consolidated Statements of Income
            for the three months and nine months ended
            July 31, 2000 and 1999.                                             11

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended July 31, 2000 and 1999.                       12

            Notes to Condensed Consolidated Financial Statements.               13


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 16


PART II     OTHER INFORMATION
-----------------------------

  Item 1.   Legal Proceedings                                                   21

  Item 6.   Exhibits and Reports on Form 8-K                                    21

            Signatures                                                          22

            Exhibit Index                                                       23

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                       July 31,        Oct. 31,
                                                         2000           1999
                                                       ------------------------
                                                      (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ......................     $   7,649      $   3,830
  Restricted cash and cash equivalents ...........        88,859         76,174
  Other investments ..............................         7,293         10,238
  Accounts receivable, less allowances ...........        52,926         57,846
  Inventories ....................................        94,504         84,174
  Prepaid expenses ...............................           306          6,236
                                                       ---------      ---------
      Total current assets .......................       251,537        238,498
Property, plant and equipment, net ...............       248,097        254,416
Excess of cost over acquired net assets, net .....        11,492         11,898
Intangible pension assets, net ...................        23,643         28,192
Other assets, net ................................        20,678         18,749
                                                       ---------      ---------
            Total assets .........................     $ 555,447      $ 551,753
                                                       =========      =========
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt ..............     $     127      $     122
  Accounts payable ...............................        52,060         59,730
  Accrued liabilities ............................        51,516         51,916
                                                       ---------      ---------
      Total current liabilities ..................       103,703        111,768

Long-term debt, excluding current portion ........       421,006        421,054
Postretirement health care benefits ..............       109,133        100,301
Pension benefits .................................        36,808         38,709
Other liabilities ................................        14,565         13,738
                                                       ---------      ---------
            Total liabilities ....................       685,215        685,570
                                                       ---------      ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding ............          --             --
  Additional paid-in capital .....................           280            280
  Accumulated deficit ............................      (130,048)      (134,097)
                                                       ---------      ---------
            Total shareholder's deficit ..........      (129,768)      (133,817)
Commitments and contingencies ....................          --             --
                                                       ---------      ---------
            Total liabilities and
              shareholder's deficit ..............     $ 555,447      $ 551,753
                                                       =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                          Three months              Nine months
                                         ended July 31,            ended July 31,
                                        2000        1999          2000       1999
                                     ----------------------    ----------------------
Net sales ........................   $ 140,726    $ 143,086    $ 438,087    $ 392,478

Operating costs and expenses
 Cost of products sold ...........     122,185      119,329      372,430      342,912
 Depreciation and amortization ...       6,738        6,756       20,186       20,192

 Selling, general and
  administrative expenses ........       4,074        4,105       12,684       10,955
                                     ---------    ---------    ---------    ---------
                                       132,997      130,190      405,300      374,059
                                     ---------    ---------    ---------    ---------
Operating income .................       7,729       12,896       32,787       18,419
                                     ---------    ---------    ---------    ---------
Other income (expense)
 Interest expense ................     (11,395)     (11,445)     (34,200)     (34,278)
 Interest, investment
  and other income, net ..........       2,154        1,119        8,712        5,329
                                     ---------    ---------    ---------    ---------
                                        (9,241)     (10,326)     (25,488)     (28,949)
                                     ---------    ---------    ---------    ---------

(Loss) income before income taxes       (1,512)       2,570        7,299      (10,530)
Income tax benefit ...............        --            (12)        --        (21,489)
                                     ---------    ---------    ---------    ---------

  Net (loss) income ..............   $  (1,512)   $   2,582    $   7,299    $  10,959
                                     =========    =========    =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

           RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSOR
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Nine months
                                                                   ended July 31,
                                                              2000               1999
                                                           ----------------------------
Cash flows from operating activities
      Net income .......................................   $  7,299            $ 10,959
Adjustments to reconcile net income
       to net cash provided by operating activities
            Depreciation and amortization ..............     17,980              17,994
            Amortization of deferred maintenance costs .      2,206               2,198
            Amortization of financing costs ............      1,421               1,450
            Postretirement health care benefits ........      8,832               5,007
            Pension benefits ...........................      3,817              (2,732)
            Deferred income taxes ......................       (243)            (21,689)
            Gain on other investments ..................     (1,807)             (3,047)
            Other ......................................      1,150                 102
      Cash provided (used) by changes in certain
       assets and liabilities
            Accounts receivable ........................      4,920             (12,653)
            Inventories ................................    (10,330)                949
            Accounts payable ...........................     (7,670)              8,291
            Accrued liabilities ........................     (1,326)             (5,058)
            Other assets and liabilities, net ..........      1,247                (346)
                                                           --------            --------
            Net cash provided by operating activities ..     27,496               1,425
                                                           --------            --------
Cash flows from investing activities
      Additions to property, plant and equipment .......    (12,404)             (7,970)
      Other investments, net ...........................      4,752               8,488
                                                           --------            --------
      Net cash (used) provided by investing
             activities ................................     (7,652)                518
                                                           --------            --------
Cash flows from financing activities
      Principal payments on long-term debt .............        (90)                (87)
      Dividends paid ...................................     (3,250)               --
                                                           --------            --------
            Net cash used by financing
             activities ................................     (3,340)                (87)
                                                           --------            --------
Net increase in cash and cash equivalents ..............     16,504               1,856
Total cash and cash equivalents at
 beginning of period ...................................     80,004              67,152
                                                           --------            --------
Total cash and cash equivalents at end of period .......   $ 96,508            $ 69,008
                                                           ========            ========
Supplemental disclosure of cash flow information
      Cash paid for interest ...........................     37,008            $ 37,058
      Cash paid (refunds) for income taxes .............         21                 519

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and nine months ended July 31, 2000 and 1999
                                 ( Unaudited )

NOTE 1 :  BASIS OF PRESENTATION

Renco Steel Holdings, Inc. (Renco Steel), a holding company incorporated in the state of Ohio on January 20, 1998, is a wholly owned subsidiary of The Renco Group, Inc. (Renco). On January 29, 1998, Renco contributed to Renco Steel its interest in its wholly owned subsidary WCI Steel, Inc. (WCI). Accordingly the accompanying financial statements include the accounts of Renco Steel and WCI (collectively, the Company).

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1999.

NOTE 2 :    OTHER INVESTMENTS

The Company has from time to time invested in various limited partnerships which invest in a variety of financial assets, including equity, debt, and derivative securities. The Company was invested in one such limited partership on July 31, 2000. Because of the nature of the underlying investments, the Company's investment is subject to a high degree of risk, including, but not limited to, credit risk, interest rate risk, foreign currency exchange risk, and equity price risk. The Company does not have any off balance sheet risk with respect to this investment, and thus its risk is limited to the amount of this investment. The limited partnership permits annual withdrawal on December 31 of any year, upon 45 days notice. Accordingly, this investment has been classified as a current asset in the accompanying balance sheet as of July 31, 2000. This investment is held for trading purposes and is recorded at fair value for financial reporting purposes. The Company's condensed consolidated statements of income include unrealized gains of $0.6 million and $2.0 million for the nine months ended July 31, 2000 and July 31, 1999, respectively, and $0.2 million and $0.1 million for the three months ended July 31, 2000 and July 31, 1999 respectively.

NOTE 3 :    INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 2000 and October 31, 1999 was as follows:


                                      July 31,  October 31,
                                        2000       1999
                                    (Unaudited)
                                    ----------- -----------
                                    (Dollars in thousands)
Raw materials ....................   $ 25,934    $ 33,811
Finished and semi-finished product     69,113      49,386
Supplies .........................         89          50
                                     --------    --------
                                       95,136      83,247
Less LIFO reserve ................        632        (927)
                                     --------    --------
                                     $ 94,504    $ 84,174
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

In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosure is presented on this new basis for the nine months ended July 31, 2000 and July 31, 1999, respectively.

All sales are generated by WCI. Geographic sales are based on the region in which the customer invoice was generated and all sales were generated within the United States. The Company measures segment profit for internal reporting purposes as net income (loss). A reconciliation of segment income to consolidated net income is presented below:


                                 Nine months ended
                                      July 31,
                                  2000        1999
                                --------    --------
     WCI ....................   $ 18,008    $  3,723
     Other ..................    (10,709)      7,236
                                --------    --------
           Total Consolidated   $  7,299      10,959
                                ========    ========



NOTE 6:  SUBSEQUENT EVENT

On September 8, 2000 Acme Metals Incorporated filed a motion in U.S. Bankruptcy Court, Delaware District, seeking approval of expense reimbursement and bidding procedures including provisions for a break-up fee and minimum overbid in certain circumstances relating to a potential sale of certain assets of its wholly-owned subsidiary, Acme Steel Co., to WCI. Acme Metals Incorporated filed for bankruptcy court protection on September 28, 1998.

The motion seeks approval for the reimbursement of expenses related to the completion of due diligence by WCI. This will permit WCI to continue with its due diligence related to the evaluation of environmental, operational and information systems as well as other matters.

Included with the motion is a non-binding term sheet, which includes the significant terms of a potential purchase agreement by WCI. Acme and WCI intend to negotiate toward a definitive purchase agreement subject to the completion of due diligence.

Acme Steel is an integrated steelmaker producing hot-rolled sheet and strip steel to customers in the tube, agricultural equipment, industrial equipment, industrial fastener, processor, service center and tool manufacturing industries. Acme's facilities are located in Chicago and Riverdale, Ill.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                    July 31,     Oct. 31,
                                                      2000        1999
                                                   ----------   ---------
                                                  (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ....................   $  88,859    $  76,349
  Accounts receivable, less allowances .........      52,926       57,846
  Inventories ..................................      93,635       83,247
  Prepaid expenses .............................         306        6,236
                                                   ---------    ---------
     Total current assets ......................     235,726      223,678
Property, plant and equipment, net .............     204,455      208,477
Intangible pension asset, net ..................      27,115       31,895
Other assets, net ..............................      17,880       15,894
                                                   ---------    ---------
            Total assets .......................   $ 485,176    $ 479,944
                                                   =========    =========
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt ............   $     127    $     122
  Accounts payable .............................      52,060       59,730
  Accrued liabilities ..........................      44,747       48,364
                                                   ---------    ---------
      Total current liabilities ................      96,934      108,216

Long-term debt, excluding current portion ......     301,285      301,380
Postretirement health care benefits ............     108,575       99,706
Pension benefits ...............................      36,739       38,635
Other liabilities ..............................      14,566       13,738
                                                   ---------    ---------
            Total liabilities ..................     558,099      561,675
                                                   ---------    ---------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
    5,000 shares authorized, none issued .......        --           --
  Common stock, no par value, stated value $.01
    per share, 40 million shares authorized,
    100 shares issued and outstanding ..........        --           --
  Additional paid-in capital ...................         279          279
  Accumulated deficit ..........................     (73,202)     (82,010)
                                                   ---------    ---------
            Total shareholder's equity (deficit)     (72,923)     (81,731)
Commitments and contingencies ..................        --           --
                                                   ---------    ---------
            Total liabilities and
             shareholder's equity (deficit) ....   $ 485,176    $ 479,944
                                                   =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                           Three months               Nine months
                                           ended July 31,            ended July 31,
                                          2000        1999         2000         1999
                                       ----------------------    ----------------------
Net sales ..........................   $ 140,726    $ 143,086    $ 438,087    $ 392,478
Operating costs and expenses
   Cost of products sold ...........     122,258      119,395      372,646      343,111
   Depreciation and amortization ...       5,837        5,855       17,482       17,488
   Selling, general and
    administrative expenses ........       4,060        4,076       12,637       10,817
                                       ---------    ---------    ---------    ---------
                                         132,155      129,326      402,765      371,416
                                       ---------    ---------    ---------    ---------
  Operating income .................       8,571       13,760       35,322       21,062
                                       ---------    ---------    ---------    ---------
  Other income (expense)
   Interest expense ................      (7,983)      (8,031)     (23,959)     (24,047)
   Interest and other income, net ..       1,812          762        6,645        2,150
                                       ---------    ---------    ---------    ---------
                                          (6,171)      (7,269)     (17,314)     (21,897)
                                       ---------    ---------    ---------    ---------
  Income (loss) before income taxes        2,400        6,491       18,008         (835)
  Income tax (benefit) .............        --           --           --         (4,558)
                                       ---------    ---------    ---------    ---------
  Net income .......................   $   2,400    $   6,491    $  18,008    $   3,723
                                       =========    =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Nine months
                                                               ended July 31,
                                                             2000        1999
                                                           ---------------------
Cash flows from operating activities
      Net income .......................................   $ 18,008    $  3,723
      Adjustments to reconcile net income to net
       cash provided by operating activities:
            Depreciation and amortization ..............     15,276      15,290
            Amortization of deferred maintenance costs .      2,206       2,198
            Amortization of financing costs ............        968       1,006
            Postretirement health care benefits ........      8,869       5,039
          Pension benefits .............................      4,053      (2,514)
          Deferred income taxes ........................       --        (4,758)
            Other ......................................      1,150         103
      Cash provided (used) by changes in certain
       assets and liabilities
            Accounts receivable ........................      4,920     (12,653)
            Inventories ................................    (10,388)        895
            Accounts payable ...........................     (7,670)      8,291
Accrued liabilities ....................................     (4,786)     (8,513)
            Other assets and liabilities, net ..........      1,598        (436)
                                                           --------    --------
            Net cash provided by operating activities ..     34,204       7,671
                                                           --------    --------
Cash flows from investing activities:
      Additions to property, plant and equipment .......    (12,404)     (7,970)
                                                           --------    --------
Cash flows from financing activities:
      Principal payments on long-term debt .............        (90)        (87)
      Dividends paid ...................................     (9,200)       --
                                                           --------    --------
              Net cash used by financing activities ....     (9,290)        (87)
                                                           --------    --------
      Net increase (decrease) in cash and cash
       equivalents .....................................     12,510        (386)
      Cash and cash equivalents at beginning of period .     76,349      62,195
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 88,859    $ 61,809
                                                           ========    ========
Supplemental disclosure of cash flow information
      Cash paid for interest ...........................   $ 30,483    $ 30,533
      Cash paid for income taxes .......................         21         971

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Three months and nine months ended July 31, 2000 and 1999
                                 ( Unaudited )


NOTE 1 :  BASIS OF PRESENTATION

      WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

      These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1999.


NOTE 2 :  INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 2000 and October 31, 1999 was as follows:


                                    July 31,   October 31,
                                       2000       1999
                                   ----------- -----------
                                    (Unaudited)
                                    (Dollars in thousands)
Raw materials ....................   $ 25,934    $ 33,811
Finished and semi-finished product     69,113      49,386
Supplies .........................         89          50
                                     --------    --------
                                       95,136      83,247
Less LIFO reserve ................     (1,501)       --
                                     --------    --------
                                     $ 93,635    $ 83,247
                                     ========    ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Three Months Ended July 31, 2000 Compared to
      Three Months Ended July 31, 1999.

      Net sales for the three months ended July 31, 2000 were $140.7 million on 308,912 tons shipped, representing a 1.6% decrease in net sales and a 5.9% decrease in tons shipped compared to the three months ended July 31, 1999. Shipping volume for the 2000 period was lower due primarily to customers reducing the level of their inventories. Net sales per ton shipped increased 4.6% to $456 in the 2000 period compared to $436 for the 1999 period, primarily as a result of price increases which became effective January 1, 2000 and to a lesser extent price increases which became effective April 1, 2000. Shipments of custom carbon, alloy and electrical steels accounted for 62.3% of total shipments for the three months ended July 31, 2000 compared to 66.6% in the comparable period of 1999.

      Gross margin (sales less cost of goods sold) was $18.5 million for the three months ended July 31, 2000 compared to $23.8 million for the three months ended July 31, 1999. The decrease in gross margin reflects the lower shipping volume discussed above and increased production costs as a result of planned maintenance at the company's hot strip mill and other operating units and the effect of lower production volume offset somewhat by increased selling prices.

      Operating income was $7.7 million, or $25 per ton, for the three months ended July 31, 2000 compared to operating income of $12.9 million, or $39 per ton, for the three months ended July 31, 1999. The decreased operating income for the 2000 period reflects the lower gross margin discussed above.

      Interest, investment and other income, net was $2.1 million for the three months ended July 31, 2000 compared to $1.1 million for the three months ended July 31, 1999. This increase is due primarily to higher cash balances at WCI generating increased interest income in the 2000 quarter compared to 1999.

      As a result of the items discussed above, the Company had a loss before taxes of $1.5 million for the three months ended July 31, 2000 compared to income of $2.6 million for the three months ended July 31, 1999.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

      Nine Months Ended July 31, 2000 Compared to
      Nine Months Ended July 31, 1999

      Net sales for the nine months ended July 31, 2000 were $438.1 million on 984,700 tons shipped, representing a 11.6% increase in net sales and a 10.8% increase in tons shipped compared to the nine months ended July 31, 1999. The 1999 period was adversely affected by a surge of imports that began in late 1998 and continued to affect the market until late in the second fiscal quarter of 1999. Net sales per ton shipped increased 1.0% to $445 in the 2000 period compared to $441 for the 1999 period, primarily as a result of price increases which became effective January 1, 2000 and, to a lesser extent, April 1, 2000, offset somewhat by a lower custom product mix. Shipments of custom carbon, alloy and electrical steels accounted for 60.1% of total shipments for the nine months ended July 31, 2000 compared to 66.7% in the comparable period of 1999.

      Gross margin (sales less cost of goods sold) was $65.7 million for the nine months ended July 31, 2000 compared to $49.6 million for the nine months ended July 31, 1999. The increase in gross margin reflects the higher shipping volume and prices discussed above.

      Operating income was $32.8 million, or $33 per ton, for the nine months ended July 31, 2000 compared to operating income of $18.4 million, or $21 per ton, for the nine months ended July 31, 1999. The increased operating income for the 2000 period reflects the higher gross margin discussed above partially offset by increased selling, general and administrative expenses primarily due to higher variable compensation costs.

      Interest, investment and other income, net was $8.7 million for the nine months ended July 31, 2000 compared to $5.3 million for the nine months ended July 31, 1999. Interest and investment income increased by $0.2 million to $5.5 million in the nine months ended July 31, 2000 compared to the nine months ended July 31, 1999 due to higher interest income at WCI of $1.3 million, partially offset by lower investment income at Renco Steel of $1.1 million. During the first quarter of 2000, a gain of $2.8 million was recorded as a result of an agreement with the United Steelworkers of America which permitted WCI to pay certain medical benefits from assets in a trust previously restricted to other benefits.

      As a result of the items discussed above, the Company had income before taxes of $7.3 million for the nine months ended July 31, 2000 compared to a loss of $10.5 million for the nine months ended July 31, 1999.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes. For the 1999 period, the Company recognized an income tax benefit of $21.5 million during the three months ended January 31, 1999 which included the elimination of net deferred tax liabilities recorded as of October 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

      Renco Steel

      In February 1998, Renco Steel issued the $120.0 million 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes) which are secured by the stock of WCI. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1, and August 1 of each year.

      Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent, general corporate overhead. Renco Steel has met these requirements from existing cash balances and through distributions from

WCI, as permitted under the terms of WCI's outstanding indebtedness. At July 31, 2000, Renco Steel had available cash and investment balances of $8.4 million net of cash appropriated for the August 1st interest payment. Renco may also make contributions or advances to Renco Steel to meet its debt service obligations, however, Renco has no obligation to do so.

      The ability of Renco Steel to meet its debt service obligations is dependent upon WCI's operating performance and financial results and the performance of Renco Steel's investments, other than in WCI (Other Investments). WCI's operating performance and financial results will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond WCI's control. WCI generated a profit of $18.0 million in the nine months of 2000 but it is not expected that such results will be indicative of results in the coming three to six months (see "Outlook"). Under the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI) dividends of $9.2 million were paid to Renco Steel during 2000. At July 31, 2000, WCI had no remaining availability for dividends. Such dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996.

      The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens and the ability to pay dividends. The ability of Renco Steel to comply with such covenants will be dependent upon WCI's future performance.

      Cash provided by operating activities was $27.5 million and $1.4 million for the nine months ended July 31, 2000 and July 31, 1999, respectively. The higher operating cash flow in 2000 compared to 1999 resulted primarily from an increase in income before taxes and non-cash post-retirement benefits offset somewhat by changes in working capital.

      Cash used by investing activities was $7.7 million during the first nine months of 2000, compared with cash provided by investing activities of $0.5 million in the first nine months of 1999. WCI's capital expenditures in the nine months ended July 31, 2000 were $12.4 million compared to $8.0 million in the nine months ended July 31, 1999. Renco Steel's proceeds from the sale of Other Investments, net of purchases, decreased by $3.7 million from the comparable 1999 period. WCI's capital expenditures in fiscal 2000 are expected to be $16.0 million. Capital expenditures in 2000 and 1999 have been funded from existing cash balances and cash provided by operations. At July 31, 2000, WCI had commitments for capital expenditures of approximately $3.6 million.

      During the first nine months of 2000, Renco Steel paid dividends of $3.3 million. At July 31, 2000, Renco Steel was not permitted to pay dividends under the terms of the Senior Secured Notes indenture.

      WCI

      WCI's liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, and interest expense. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of July 31, 2000 consisted of cash and cash equivalents of $88.9 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility of WCI). The Revolving Credit Facility of WCI has a maximum borrowing limit of $100 million, and is secured by eligible receivables and inventories, as defined therein, and expires on December 29, 2003. As of July 31, 2000, WCI had no borrowings outstanding under the Revolving Credit Facility of WCI, with a borrowing limit of $93.9 million based on eligible receivables and inventories, net of $6.1 million in outstanding letters of credit.

      Cash provided by operating activities was $34.2 million for the nine months ended July 31, 2000 compared to $7.7 million for the 1999 period. The higher operating cash flow in 2000 compared to 1999 resulted primarily from an increase in income before taxes and non-cash postretirement benefits offset somewhat by changes in working capital.

      Capital expenditures were $12.4 million and $8.0 million during the nine months ended July 31, 2000 and 1999 respectively, and are expected to be approximately $16 million for all of fiscal 2000. Management has funded capital expenditures in 2000 and 1999 through cash balances and cash provided by operating activities. At July 31, 2000, WCI had commitments for capital expenditures of approximately $3.6 million.

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

      WCI paid dividends of $9.2 million during the nine months ended July 31, 2000 and, under the terms of the indenture governing the Senior Secured Notes of WCI, there was no remaining availability for dividends at July 31, 2000.

Outlook

 While the U.S. economy remains strong, some evidence of slowing growth is appearing. The slowing growth is expected to reduce steel consumption in the second half of calendar year 2000. This, in conjunction with customers reduction in inventory levels and continued high levels of steel imports, has resulted in significant declines in market prices for the third calendar quarter of 2000. Imports are entering the domestic market at near record levels, approaching the levels during the 1998 crisis, on an annualized basis. WCI expects shipments in the fourth quarter to be slightly lower compared to the third quarter of 2000 at reduced transaction prices. WCI's order backlog declined to 187,467 tons at July 31, 2000 compared to 283,306 tons at October 31, 1999 and 254,903 tons at July 31, 1999 reflecting the weakening demand, customer inventory reductions and continued high levels of imports. As a result of these conditions, the Company expects to incur a loss in the fourth quarter of fiscal 2000.


Forward-Looking Statements

 This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of legal matters and the performance of the Other Investments. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

          (b)   Reports on Form 8-K:

                No report on Form 8-K was filed during the quarter ended July 31, 2000.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     RENCO STEEL HOLDINGS, INC.
                                     (registrant)



Date:  September 14, 2000            /S/ JAMES N. CHAPMAN
                                     ------------------------------
                                     James N. Chapman
                                     President
                                     (principal executive officer)





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


27.                              Financial Data Schedule