Form 10-K405
period 2000-10-31
RENCO STEEL HOLDINGS INC
filed 2001-01-26
CIK 1057959

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 2000.
                                       or
/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from           to


                        Commission file number: 333-48245
                                               ----------
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / X /

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at January 26, 2001 was $0.

The number of shares of Common Stock (no par value, $.01 stated value) of the registrant outstanding as of January 26, 2001 was 100.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-K
                                      INDEX
                   ------------------------------------------

PART I                                                                 Page No.
------------------------------------------------------------------
         Item  1. Business                                                   3

         Item  2. Properties                                                 12

         Item  3. Legal Proceedings                                          12

         Item  4. Submission of Matters to a Vote of Security Holders        13

PART II
------------------------------------------------------------------
         Item  5. Market for Registrant's Common Equity and
                  Related Stockholder Matters                                14

         Item  6. Selected Financial Data                                    15

         Item  7. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 17

         Item 7A. Quantitative and Qualitative Disclosures
                  about Market Risk                                          24

         Item  8. Financial Statements and Supplementary
                  Data of the Company                                        26

                  Financial Statements and Supplementary Data of WCI         46

         Item  9. Changes in and disagreements with Accountants
                  on Accounting and Financial Disclosure                     62


PART III
------------------------------------------------------------------
         Item 10. Directors and Executive Officers of the Registrant         62

         Item 11. Executive Compensation                                     63

         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                             63

         Item 13. Certain Relationships and Related Transactions             64


PART IV
------------------------------------------------------------------
         Item 14. Exhibits, Financial Statement Schedule,
                  and Reports on Form 8-K                                    66

Financial Statement Schedule
         (including Independent Auditors Report on Financial
         Statement Schedule)                                                 67

         Signatures                                                          69
         Exhibit Index                                                       70
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Renco Steel Holdings, Inc. (Renco Steel) is a holding company incorporated in Ohio on January 20, 1998 and is a wholly owned subsidiary of The Renco Group, Inc. (Renco). On January 29, 1998, Renco contributed to Renco Steel its interest in its wholly owned subsidiary, WCI Steel, Inc. (WCI or Predecessor). Renco Steel, together with WCI, are hereinafter referred to as the Company.

         WCI Steel, Inc., a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988 and commenced operations on September 1, 1988. WCI's primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities owned by subsidiaries located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 185 grades of flat rolled custom and commodity steel products. Total shipments were 1,265,895 tons in fiscal 2000 and 1,212,259 tons in fiscal 1999. Custom flat rolled products, which include high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel, constituted approximately 52.1% of net tons shipped during fiscal 2000 and 56.6% during fiscal 1999 (see "Overview" below for a discussion of custom products). Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers. See discussion of status of potential transaction involving certain assets of Acme Steel Company ("Acme Steel") in Notes 12 and 15 to Consolidated Financial Statements, Item 8.


PRODUCTS

    OVERVIEW

         WCI produces a wide range of custom flat rolled steel products, including high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel. WCI's custom products are characterized by small order quantities, specialized chemistries, narrow widths and value added processing, with an emphasis on customer specific quality requirements and delivery performance and generally have less competition due to these characteristics.

         WCI's commodity steel product sales consist principally of hot and cold rolled low carbon sheet steel, other high strength applications and light gauge galvanize products. Due to significant increases in capacity for the production of light gauge galvanize steel and increased competition in other high strength steels, WCI no longer considers these products to be custom products. Export sales were approximately 2% of net sales during the last three fiscal years.

         The table below shows the impact of the change in classification in both the total tons and the associated reduction in the custom product percentage for the previous three fiscal years.


                                                                                Net Tons Shipped
                                                                       Fiscal Year Ended October 31,
                                                     --------------------------------------------------------------------
                                                           1999                      1998                      1997
                                                     ---------------            ---------------           ---------------

High Strength....................                     48,639                     56,604                    64,404
Light gauge galvanize............                     59,135                     80,577                    96,344
                                                     -------                    --------                  -------
Total tons reclassified
to Commodity Products............                    107,774    8.9%            137,181    9.7%           160,748   12.1%

Previously reported Custom
Product tons and %...............                    794,205   65.5%            881,194   62.4%           898,594   67.6%
                                                     ---------------            ---------------           ---------------
Revised Custom Product
tons and %.......................                    686,431   56.6%            744,013   52.7%           737,846   55.5%
                                                     ===============            ===============           ===============

The table below shows WCI's product mix for the last three years and has been restated to reflect the change in custom product classification.


                                                           Net Tons Shipped                           Percent of Total
                                                           Fiscal Year Ended                         Fiscal Year Ended
                                                              October 31,                               October 31,
                                            --------------------------------------------         ------------------------
                                                 2000              1999             1998         2000      1999     1998
                                               ------            ------           ------         ----      ----     ----
Custom Products:
 Hot Rolled...............                    394,213           405,535          427,568          31.1%    33.3%    30.3%
 Cold Rolled...............                    19,929            13,902           17,977           1.6%     1.1%     1.3%
 Coated products...........                   245,969           268,994          298,468          19.4%    22.2%    21.1%
                                            ---------         ---------        ---------        ------   ------   ------
Total Custom Products.....                    660,111           686,431          744,013          52.1%    56.6%    52.7%

Total Commodity Products..                    605,784           525,828          668,477          47.9%    43.4%    47.3%
                                            ---------         ---------        ---------        ------   ------   ------
Total Steel Products......                  1,265,895         1,212,259        1,412,490         100.0%   100.0%   100.0%
                                            =========         =========        =========         ======   ======   ======

CUSTOM PRODUCTS

         High Carbon, Alloy, Ultra High Strength ---WCI has developed markets for high carbon, alloy and ultra high strength steel products that are sold to strip converters, steel service centers, and automobile and automotive parts manufacturers. Products required by the strip converter customers are characterized by small order quantities, relatively narrow widths and specific metallurgical properties. WCI presently produces over 100 specialized chemistries for these markets.

         WCI's customers in this sector, in turn, supply end-users which have highly specific product needs requiring the strip converter to order steel with close gauge tolerances, minimal crown profiles, critical surface qualities and, in certain cases, in narrow widths.

         In the high carbon and alloy market, WCI competes with several other domestic integrated and minimill producers, as well as, various steel producers in Canada, Europe and Japan. In the ultra high strength market, WCI competes with several integrated mills.

         Silicon---Silicon electrical steel is sheet steel that exhibits certain electrical or magnetic properties. The magnetic properties of this product permit electric motors to run at high speeds for extended periods of time with greater efficiency while minimizing heat loss.

         The market for electrical sheet steel can be divided into two main segments: grain oriented silicon sheet and non-grain oriented silicon sheet. The distinction between grain and non-grain oriented silicon sheet pertains to the electrical properties of the steel. WCI's silicon annealing line is designed for production of non-grain oriented silicon sheet and all of WCI's silicon shipments are in this segment. Presently, there is one domestic competitor in this segment and several foreign competitors. In addition, the Company's product also competes with cold rolled motor laminations produced by several other integrated steelmakers, which have been developed as a substitute product for silicon steel in certain applications.

         Heavy gauge galvanize---Galvanize steel is zinc-coated sheet steel produced on WCI's hot dipped galvanizing line. The market for galvanize sheet steel is divided into two broad categories: heavy and light gauge steel. Heavy gauge galvanize steel, which is generally hot rolled based, is used in the manufacture of electrical boxes, culvert coil, construction hardware, HVAC components and automotive stampings, as well as many other end uses.

         WCI's galvanize finishing line is well suited to produce heavy gauge hot rolled steel. WCI competes with several other integrated producers and minimills, as well as independent producers in the heavy gauge galvanize steel market.


COMMODITY PRODUCTS

         In fiscal 2000, WCI shipped 605,784 tons in the aggregate of sheet and strip products consisting of hot and cold rolled low carbon, other high strength and light gauge galvanize steel, which represented approximately 48% of the Company's net tons shipped. Hot rolled low carbon and high strength sheet is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled low carbon and light gauge galvanize sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers, minimills, and independent producers.


MARKETING

         WCI's marketing, sales and customer service functions are coordinated through three wholly-owned subsidiaries, WCI Steel Sales LP (WCI Sales), WCI Steel Metallurgical Services Inc. (WCI Metallurgical Services) and WCI Steel Production Control Services Inc. (WCI Production Services).

         WCI Sales is responsible for developing and implementing a sales and marketing strategy aimed at increasing the sales of custom steel products and building the strategic customer base. WCI Sales employs a direct sales force covering approximately 250 active accounts and other potential steel accounts within WCI's geographic market. Over 50% of WCI Sales' shipments are to customers within 200 miles of the Warren facility, and as a result of this concentration of active and potential customers in its service area, WCI Sales believes that it has a competitive advantage over competitors located farther away.

         Sales outside WCI's geographic market are made through independent sales representatives on a commission basis. Although transportation costs can be prohibitive at extreme distances from the Warren facility, select custom products are competitively priced outside WCI Sales normal target markets. WCI Sales believes that independent sales representatives provide the most cost-effective method to access these customers. Approximately 3.7% of WCI Sales' volume in fiscal 2000 was sold through the independent sales representatives.

         Marketing and pricing are centralized at the Warren facility, where the marketing strategy and pricing levels are established for all WCI products. WCI Sales has a marketing staff that works closely with the sales and technical service representatives to coordinate the implementation of the sales and marketing strategy.

         WCI Metallurgical Services is responsible for developing the specialized chemistries that support WCI's custom product mix. In addition, WCI Metallurgical Services has a staff of technical service representatives with strong metallurgical and technical backgrounds who assist the sales force in the field. Together, WCI believes the sales force and the technical staff comprise a knowledgeable team qualified to identify and meet customer needs.

         WCI Production Services provides order entry and order status services to assist WCI Sales in meeting customer needs. WCI Production Services provides customer service and utilizes a fully automated computerized sales network that provides the sales force and customers with product specifications and timely order status information.


CUSTOMERS

         WCI's customer base is dominated by steel converters and steel service centers, which in fiscal 2000 represented 74.0% of shipments. The remaining shipments were directly to end-users.

         The following table sets forth the percentage of WCI's net tons shipped to various markets for the past three fiscal years.

                                                   Fiscal Year Ended
                                                      October 31,
                                       -----------------------------------------
Customer Category                      2000              1999             1998

 Conversion/further processing.....     49.2%             47.4%            47.6%
 Steel service centers.............     24.8              23.0             24.4
 Construction......................     12.0              13.3             12.1
 Electrical equipment..............      5.0               6.1              6.2
 Direct automotive.................      4.9               5.7              4.7
 Other.............................      4.1               4.5              5.0
                                       -----             -----            -----
   Total...........................    100.0%            100.0%           100.0%
                                       =====             =====            =====


         In fiscal years 2000, 1999 and 1998, WCI's twenty largest customers represented approximately 62%, 59% and 57%, respectively, of net sales. The Company's largest customer, Worthington Industries, represented approximately 10.1% and 11.3% of net sales in fiscal 2000 and 1999, respectively.

BACKLOG

         On October 31, 2000, WCI's order backlog was approximately 144,000 net tons with an approximate value of $64 million compared to approximately 283,000 net tons with an approximate value of $121 million at October 31, 1999, based in each case on the then current prices. Under the applicable orders, WCI is scheduled to ship substantially all of the orders in the October 31, 2000 backlog by December 31, 2000. Although customers may cancel orders included in the backlog, such cancellations have been negligible in the past.

COMPETITION

         The domestic steel industry is highly competitive. Despite significant reductions in raw steel production capacity by major domestic producers in the 1980's and increasing domestic demand in the 1990's, the domestic industry continues to be adversely affected by excess world capacity.

         In the United States, WCI competes with many other domestic steel companies. WCI also faces increasing competitive pressures from minimills in a portion of its custom products. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material. Compared to integrated producers, minimills, which rely on less capital- intensive hot metal sources, have certain advantages. Because minimills typically are not unionized, they have more flexible work rules, which have resulted in lower employment costs per net ton shipped.

         Since 1989, significant flat rolled minimill capacity has been constructed and these minimills now compete with integrated producers in product areas that traditionally had not faced significant competition from minimills. These minimills compete with WCI in the commodity flat rolled steel market and, increasingly, in certain custom flat rolled steel markets. In addition, the increased competition in commodity product markets has resulted in certain integrated producers increasing product offerings to compete with WCI's custom products. In view of this increased competition in the high strength and light gauge galvanize products, WCI no longer considers these products to be custom products. This increased competition has also increased the price volatility of certain of WCI's custom products.

         During 2000, the domestic steel market continued to compete with a high level of imports of foreign produced flat rolled steel that saw significant increases beginning in 1998. From 1993 to 1997 imported steel supplied between 18.7% and 24.8% of domestic steel demand. However, the domestic market share of imported steel increased in 1998 and 1999 to 30.0% and 26.2%, respectively, and is expected to be approximately 28.3% in 2000. This significant increase in imported steel during the last three years has adversely affected shipping volume and has resulted in significant price volatility. The high level of imports is expected to continue to affect shipping volume in early 2001 and, in addition to other factors, is expected to result in depressed product pricing for most of 2001. On November 13, 2000, the domestic steel industry filed trade cases against dumped and subsidized imports of hot rolled carbon steel from 11 countries. From January through August 2000, unfairly traded imports of hot rolled steel from these countries increased more than 111 percent over the same period in 1999 and more than 400 percent compared with that period in 1998. In July 2000, the U.S. Department of Commerce released a study that found illegal subsidies, dumping and discriminatory practices by foreign governments have distorted steel trade worldwide and harmed U.S. steelworkers and companies.

In November 2000, the International Trade Commission concluded that a continuation of existing antidumping and countervailing duty orders on certain steel products from 16 countries was necessary to prevent further injury to the U.S. industry. On December 28, 2000, the U.S. International Trade Commission determined that there is a reasonable indication that the U.S. industry is materially injured by reason of imports of hot rolled steel products from 11 subject countries. As a result of the Commission's affirmative determinations, the U.S. Department of Commerce will continue to conduct its investigations of imports of hot rolled steel products from these 11 countries, with its preliminary countervailing duty determinations due on or about February 6, 2001, and its preliminary antidumping duty determinations due on or about April 23, 2001.

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


RAW MATERIALS

         WCI's steelmaking operations are dependent on reliable supplies of various raw materials, principally iron ore pellets, coke, scrap and energy. WCI believes that it has adequate sources of its principal raw materials to meet its present needs.

         Iron Ore Pellets

         WCI has a contract with a major supplier of iron ore pellets for its requirements through fiscal 2004. Iron ore pellets satisfied approximately 72.4% of WCI's iron requirements for the blast furnace in fiscal 2000, while WCI's sinter plant provided the balance. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements through 2004 from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.

         Coke

         Coke is the principal fuel used to produce hot metal and is an essential ingredient in steelmaking. WCI has contracts with two integrated steel producers for its estimated coke requirements through fiscal 2003. WCI's coke requirements are approximately 600,000 tons per year. The domestic supply of coke has decreased significantly over the last decade and may decrease further in the future due to the requirements of the Clean Air Act. As WCI does not own a coke battery, it is dependent upon commercially available domestic or imported coke to sustain its operations. Although WCI believes that there will be adequate supplies of domestic or imported coke available for its purposes after the expiration of its contracts in 2003, there can be no assurance to such effect.

         Scrap

         WCI uses scrap steel to supplement the hot metal produced at the blast furnace for the steel making process. Scrap steel accounted for approximately 25.4% of WCI's liquid steel production in fiscal 2000. Scrap steel is readily available and is purchased on an as-needed basis.

         Energy and Gases

         WCI's steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends to 2002 from a local utility. WCI can generate approximately 20% of its own electrical needs. Natural gas is also purchased pursuant to a supply contract that extends through March 2001. Oxygen is delivered, under a contract that extends through March 2002, from supplier-owned plants located at the Warren facility. A new oxygen supply agreement was entered into with the same supplier for a fifteen (15) year period commencing upon the completion of a new supplier- owned facility also to be located at the Warren facility. Pursuant to a contract entered into in 1988, WCI is required to purchase all coke oven gas produced at an adjoining coke plant, which is usable by WCI, at a price based upon, but at a discount to, natural gas prices.


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

         WCI is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require WCI to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

         As a condition of a previous Resource Conservation and Recovery Act
(RCRA) operating permit, WCI is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), and has submitted its report to the EPA. WCI believes that additional sampling will be required to complete a full RFI and WCI will negotiate the extent of the second phase with the EPA. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

         WCI operates a landfill at its Warren facility, which receives waste materials from the iron and steel-making operations. The Ohio EPA has issued a permit to install a new lined landfill to replace this landfill. The plan involves closure by removal of the present landfill by providing approximately one-third of its contents to established markets for construction materials and recycling most of the remaining contents over an extended period at the sinter plant in Youngstown, Ohio operated by WCI's subsidiary, Youngstown Sinter Company, and disposing of any non-salable or non-recyclable material in the new lined landfill. Youngstown Sinter Company is presently exploring modifications to sulfur dioxide emission regulations applicable to the sinter plant to facilitate compliance with sulfur dioxide emission limits, and to allow faster recycling of the present landfill contents. WCI does not believe that this matter will require WCI to make any material expenditures. The new lined landfill construction and existing landfill closure, if pursued, is expected to be completed in seven consecutive phases. The estimated cost through Phase I is approximately $2.7 million to $3.7 million expended over three years and the estimated cost for Phase II is approximately $2.0 million expended over two years. Construction of the new landfill is expected to begin during fiscal 2001. On October 27, 2000, WCI received notice that the Ohio EPA was seeking an administrative settlement of certain alleged violations relating to the operation of the existing landfill. The Ohio EPA seeks to require WCI to make changes in the lateral and/or vertical limits of the waste in the landfill, or obtain approved modifications to allow the existing lateral and vertical limits of waste. In addition, Ohio EPA is seeking an administrative penalty in the amount of $109,500. WCI believes that it has significant defenses to the alleged violations, and is attempting to negotiate a settlement of the matter with Ohio EPA.

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

EMPLOYEES

         As of October 31, 2000, WCI had 484 salaried employees and 1,504 hourly employees. Most of the employees are located at the Warren facility with most of the hourly employees being represented by the United Steelworkers of America
(USWA) with which WCI has a five-year collective bargaining agreement that expires October 31, 2004.

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

         Salaried Variable Compensation Plan

         WCI has a variable compensation plan for salaried employees known as the Company Performance Compensation Program (CPC). Under the CPC, salaried employees receive variable compensation based on WCI's pretax income as defined in the plan. CPC payments are measured as a percentage of the employees base salary and paid quarterly.

         Pension Plans

         WCI has a defined contribution retirement plan that covers substantially all salaried employees. WCI funds contributions to this plan as earned on a monthly basis. Contributions to the plan are based on employee age and compensation.

         WCI has a defined benefit floor offset pension plan, which covers substantially all hourly employees at the Warren facility. The plan, when combined with benefits from WCI's defined contribution plan which was frozen effective September 1, 1999 and benefits from a predecessor company's defined benefit pension plan, will provide a minimum level of pension benefits for eligible employees. Benefits are based on age and years of service, but not compensation. Under this plan, employees who retired on or before August 31, 1999 receive a monthly benefit equal to $35 (Benefit Multiplier) times the number of years of service with WCI or its predecessors. Effective September 1, 2000 for retirements on or after September 1, 1999, the Benefit Multiplier increased from $35 to $52.50 for years of service up to 30 and $70 for years of service in excess of 30. On September 1, 2002 for retirements on or after September 1, 1999, the Benefit Multiplier will further increase to $56.25 for years of service up to 30 and $75 for years of service in excess of 30. If the employee has at least 30 years of service at retirement, the monthly benefit is subject to certain minimums based on age at retirement. No named executive officer is eligible to participate in this plan.

         Postretirement Health Care Plans

         WCI provides postretirement health care benefits to employees who retire while meeting certain age and service eligibility requirements. WCI has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of WCI and one of its subsidiaries to secure WCI's obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, WCI is permitted to pay current claims up to $8.8 million from the trust, after which time WCI will be required to pay claims from corporate assets. All claims were paid from the trust during 2000. At October 31, 2000, approximately $4.0 million remained available from the trust.


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

         Youngstown Sinter Company, a subsidiary of WCI, owns and operates a sinter plant located in Youngstown, Ohio on 51 acres. The sinter plant converts plant waste dusts and iron ore into resources useable in the blast furnace, reducing WCI's iron ore pellet feed requirements by approximately 27.6% in fiscal 2000.

         Niles Properties, Inc., a subsidiary of WCI, is located approximately five miles from the Warren facility, and has approximately 525,000 square feet of building space with two long-term tenants occupying 20% of the facility. WCI is continuing to seek other appropriate tenants.

         WCI believes that its facilities are well maintained and they are considered satisfactory for their purposes.

         See Note 4 to the Consolidated Financial Statements, Part II, Item 8, for a description of liens related to the Company's property, plant and equipment.


ITEM 3.  LEGAL PROCEEDINGS

         On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss.

         In addition to the above matters, WCI is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended October 31, 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Renco Steel is a direct wholly-owned subsidiary of Renco. There is no established public trading market for Renco Steel's common stock. Since its inception in January, 1998, Renco Steel has had one shareholder. Renco Steel paid cash dividends of $3,250,000 to Renco in fiscal 2000 and did not pay dividends in fiscal 1999. Renco Steel was not permitted to pay dividends at October 31, 2000 under the terms of the indenture governing the $120.0 million 10 7/8% Senior Secured Notes due 2005, (Senior Secured Notes). See Note 4 to the Consolidated Financial Statements, Part II, Item 8 for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA


                                                            Fiscal Year Ended October 31,
                                   -------------------------------------------------------------------------
                                   2000(1)           1999(2)            1998         1997(3)         1996(4)
                                   -------           -------          ------         -------         -------
                                          (Dollars and tons in thousands, except per ton amounts)

Statement of Operations Data:
 Net Sales ...................     $ 560,689       $ 531,669       $ 665,741       $ 668,470       $ 660,801
 Cost of products sold .......       487,190         467,905         560,686         547,545         550,609
                                   ---------       ---------       ---------       ---------       ---------
 Gross margin ................        73,499          63,764         105,055         120,925         110,192
 Depreciation and
  amortization ...............        26,859          26,939          28,844          26,777          22,547
 Selling, general and
  administrative expenses ....        15,887          14,836          17,358          29,355          22,067
                                   ---------       ---------       ---------       ---------       ---------
 Operating income ............        30,753          21,989          58,853          64,793          65,578
 Interest expense ............        45,595          45,674          42,236          31,690          24,968
 Interest and other income ...        10,359          11,167           2,778           1,239           6,545
 Minority interest ...........            --              --              --             423           2,944
                                   ---------       ---------       ---------       ---------       ---------
 (Loss) income before income
  taxes and extraordinary
  losses on early retirement
  of debt ....................        (4,483)        (12,518)         19,395          33,919          44,211
 Income taxes ................            --         (21,210)          7,755          13,251          19,108
                                   ---------       ---------       ---------       ---------       ---------
 Income before extraordinary
  losses on early retirement
  of debt ....................     $  (4,483)      $   8,692       $  11,640       $  20,668       $  25,103
                                   =========       =========       =========       =========       =========
Other Operating Data:
 Net tons shipped ............         1,266           1,212           1,412           1,329           1,397
 Percent custom products(5)  .          52.1%           56.6%           52.7%           55.5%           46.1%
 Average selling price per net
  ton shipped ................     $     443       $     439       $     471       $     503       $     473
 Average cost per net ton
  shipped ....................           385             386             397             412             394
 Average gross margin per
  net ton shipped ............            58              52              74              91              79
 Average operating income per
  net ton shipped ............            24              18              42              49              47

Balance Sheet Data:
 Cash and cash equivalents ...     $   1,129       $   3,830       $   4,957       $      --       $      --
 Restricted cash,
  cash equivalents and
  short-term investments .....        89,478          76,174          62,195          18,989         139,541
 Other investments ...........         7,514          10,238          15,774              --              --
 Working capital (excluding
  cash, cash equivalents and
  short-term investments) ....        44,231          36,488          43,423          67,983          42,093
 Property, plant and
  equipment, net .............       245,454         254,416         266,625         276,684         205,121
 Total assets ................       541,170         551,753         542,800         532,592         567,459
 Total debt (including current
  portion) ...................       421,116         421,176         421,230         302,937         211,506
 Shareholder's
  (deficit) equity ...........      (141,550)       (133,817)       (142,788)        (49,129)         67,478

----------
         (1) Fiscal 2000 statement of operations reflects a gain of $2.8 million resulting from an agreement with the USWA permitting WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits, and a charge of $3.6 million resulting from the LIFO inventory valuation method.

         (2) Fiscal 1999 statement of operations reflects $11.0 million of production idling costs as a result of start up delays at the blast furnace after completion of planned maintenance, a gain of $5.0 million resulting from an agreement with the USWA permitting WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits, a benefit of $7.5 million resulting from the LIFO inventory valuation method, and an income tax benefit of $21.2 million resulting from the subchapter S election described in Note 1(i) to the Consolidated Financial statements.

         (3) Fiscal 1997 statement of operations reflects $8.6 million of compensation expenses related to the WCI's debt refinancing and equity redemption transactions effected in November 1997.

         (4) WCI's custom product mix and the results for fiscal 1996 were adversely impacted by a 54 day labor contract dispute and resulting work stoppage which was concluded on October 24, 1995.

         (5) Restated to reflect change in custom products. See Item 1. Business for a description of this change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Unless otherwise indicated, references to a year are to the Company's fiscal year ended October 31.

         During calendar 2000, the domestic steel market continued to compete with a high level of imports of foreign produced flat rolled steel that saw significant increases beginning in 1998. From 1993 to 1997 imported steel supplied between 18.7% and 24.8% of domestic steel demand. However, the domestic market share of imported steel increased in 1998 and 1999 to 30.0% and 26.2%, respectively, and is expected to be approximately 28.3% in 2000. This significant increase in imported steel during the last three years has adversely affected shipping volume and has resulted in significant price volatility. The high level of imports is expected to continue to affect shipping volume in early 2001 and, in addition to other factors, is expected to result in depressed product pricing for most of 2001. These factors have contributed to a supply imbalance in the domestic steel market that has resulted in decreases in order intake rates, production levels and shipping volumes for domestic producers, including WCI. Although WCI implemented price increases which became effective January 1, 2000 and April 1, 2000 during fiscal year 2000, the pricing environment has seen deterioration as fiscal year 2000 ended. On November 13, 2000, the domestic steel industry filed trade cases against dumped and subsidized imports of hot rolled carbon steel from 11 countries. From January through August 2000, unfairly traded imports of hot rolled steel from these countries increased more than 111 percent over the same period in 1999 and more than 400 percent compared with that period in 1998. In July 2000, the U.S. Department of Commerce released a study that found illegal subsidies, dumping and discriminatory practices by foreign governments have distorted steel trade worldwide and harmed U.S. steelworkers and companies. In November 2000, the International Trade Commission concluded that a continuation of existing antidumping and countervailing duty orders on certain steel products from 16 countries was necessary to prevent further injury to the U.S. industry. On December 28, 2000, the U.S. International Trade Commission determined that there is a reasonable indication that the U.S. industry is materially injured by reason of imports of hot rolled steel products from 11 subject countries. As a result of the Commission's affirmative determinations, the U.S. Department of Commerce will continue to conduct its investigations of imports of hot rolled steel products from these 11 countries, with its preliminary countervailing duty determinations due on or about February 6, 2001, and its preliminary antidumping duty determinations due on or about April 23, 2001.


RESULTS OF OPERATIONS

         Fiscal 2000 Compared to Fiscal 1999

         Net sales in 2000 were $560.7 million on 1,265,895 tons shipped ($122.6 million and 281,195 tons shipped for the fourth quarter), representing a 5.5% increase in net sales and a 4.4% increase in tons shipped compared to 1999. Net sales per ton shipped increased 0.9% to $443 in 2000 compared to $439 in 1999. Net sales per ton shipped increased $14 as a result of price increases, which became effective January 1, 2000 and, to a lesser extent, April 1, 2000, offset by $10 per ton due to a lower custom product mix. Net sales per ton shipped for the fourth quarter of 2000 were $436 compared to $456 for the third quarter of 2000 and $431 for the fourth quarter of 1999. The decrease in net sales per ton in the fourth quarter compared to the third quarter resulted from lower steel prices and reflects the high level of imported steel, high inventory levels at customers and slowing domestic economic conditions. Shipments of custom carbon, alloy and electrical steels accounted for 52.1% of total shipments in 2000 compared to 56.6% in 1999.

         Gross margin (sales less cost of goods sold) was $73.5 million in 2000 compared to $63.8 million in 1999. The increase in gross margin reflects the higher shipping volume and prices discussed above. While production costs during fiscal year 2000 were flat compared to fiscal year 1999, production costs during the fourth quarter of 2000 were significantly higher than the fourth quarter of 1999 due to a reduction in production volume of 19% compared to the same period in 1999 and a 16% reduction in production volume compared to the third quarter of 2000. In addition, during the fourth quarter of 1999, $11.0 million of excess production costs were incurred as a result of idling much of the facility due to start-up problems after completion of a planned maintenance outage at the blast furnace. A LIFO inventory valuation charge of $2.1 million was also recorded during the fourth quarter of 2000 ($3.6 million in fiscal 2000) compared to a benefit of $5.7 million during the fourth quarter of 1999 (benefit of $7.5 million in fiscal 1999).

         Operating income was $30.8 million, or $24 per ton, in 2000 compared to operating income of $22.0 million, or $18 per ton, in 1999. The increased operating income in 2000 reflects the higher gross margin discussed above partially offset by increased selling, general and administrative expenses primarily due to higher variable compensation costs. Operating (loss) income for the fourth quarter was ($2.0) million, ($7) per ton compared to $3.6 million, $11 per ton for the comparable period in 1999.

         Interest, investment and other income, net, was $10.4 million and $11.2 million in 2000 and 1999, respectively. During the first quarter of 2000 and the fourth quarter of 1999 WCI recorded a gain of $2.8 million and $5.0 million, respectively, as a result of an agreement with the United Steelworkers of America, which permitted WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits. In addition, WCI's interest income increased $1.8 million due primarily to higher cash balances in 2000 compared to 1999. The results from Renco Steel's investments, other than WCI (Other Investments), declined by $0.9 million in 2000 compared to 1999 due to lower investment balances in 2000, and a different mix of limited partnership investments.

         As a result of the items discussed above, the Company had a loss before taxes of $4.5 million in 2000 compared to a loss before taxes of $12.5 million in 1999.

         Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes. For the 1999 period, the Company recognized an income tax benefit of $21.2 million which included the elimination of net deferred tax liabilities recorded as of October 31, 1998.


         Fiscal 1999 Compared to Fiscal 1998

         Net sales in 1999 were $531.7 million on 1,212,259 tons shipped, representing a 20.1% decrease in net sales and a 14.2% decrease in tons shipped compared to 1998. Shipping volume decreased in 1999 due to the surge of imports in late 1998 which adversely affected shipping volume during the first quarter of 1999 and, to a lesser extent, the fourth quarter of 1998. In addition, shipments of 77,244 tons of lower value added semi- finished steel were made during 1998. Excluding semi-finished steel, net sales per ton shipped decreased 9.1% to $439 in 1999 compared to $483 for 1998, primarily as a result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steel accounted for 56.6% of shipments in 1999 compared to 52.7% in 1998.

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

         Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent general corporate overhead. Renco Steel has met these requirements through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness and from its cash and Other Investments. Renco Steel had available cash and Other Investment balances of $8.6 million at October 31, 2000. Renco may also make contributions or advances to Renco Steel to meet its debt services obligations. Renco, however, has no obligation to do so.

         The ability of Renco Steel to meet its debt service obligations is dependent upon WCI's operating performance and financial results and the performance of Renco Steel's Other Investments. WCI's operating performance and financial results are subject to financial, economic, political, competitive and other factors, many of which are beyond the Company's control. In addition, WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI). Pursuant to the indenture, dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996 (Dividend Basket). As of October 31, 2000, WCI had a negative Dividend Basket of $7.8 million, therefore, WCI will not be permitted to pay dividends to Renco Steel until its earnings exceed such amount. Other than allowable dividends, WCI's assets may not be utilized by Renco Steel. WCI has reported that it expects to sustain a loss in 2001 and such loss would increase the negative Dividend Basket. Therefore, WCI does not expect to pay dividends to Renco Steel in 2001. Renco Steel will be able to make the next interest payment due February 1, 2001 on its Senior Secured Notes using available cash and cash from the partial redemption of its Other Investments. Renco has indicated it intends to support the working capital needs of Renco Steel in fiscal 2001.

         As of January 26, 2001, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco purchased the Senior Secured Notes in a series of transactions beginning in late November 2000. Renco will receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes.

         Renco Steel's Other Investments generally consist of investments in limited partnerships or corporations which invest in a variety of financial assets, including equity, debt, and derivative securities. Because of the nature of the underlying investments, Renco Steel's Other Investments are subject to a high degree of risk, including, but not limited to, credit risk, interest rate risk, foreign currency exchange rate risk, and equity price risk. Renco Steel does not have any off balance sheet risk with respect to these investments and thus its risk is limited to the loss of its investment. Each of the limited partnerships or corporations in which Renco Steel has invested provide liquidity for withdrawal within 90 days of notice and accordingly, these investments have been classified as current assets in the accompanying balance sheet as of October 31, 2000 and 1999. These investments are held for trading purposes and are recorded at fair market value for financial reporting purposes.

         The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens. The ability of Renco Steel to comply with such covenants will be dependent upon WCI's future performance.

         Dividends

         During 2000, Renco Steel paid a dividend of $3.25 million. At October 31, 2000, Renco Steel was not permitted to pay dividends under the terms of the Senior Secured Notes indenture.

         Cash from Operations

         Cash provided by the Company's operating activities was $24.8 million for 2000 compared to $15.9 million and $69.9 million for 1999 and 1998, respectively. The increase in operating cash flow in 2000 compared to 1999 resulted primarily from an increase in income before income taxes and non- cash postretirement benefits offset somewhat by changes in working capital. The decrease in operating cash flow in 2000 and 1999 compared to 1998 resulted primarily from a decrease in income before income taxes.

WCI

         WCI's liquidity requirements result form capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of October 31, 2000 consisted of cash and cash equivalents of $89.5 million and available borrowing under its $100 million revolving credit agreement (WCI Revolver).

         The WCI Revolver has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 2003. As of October 31, 2000, WCI had no borrowings outstanding under the WCI Revolver, with a borrowing limit of $83.5 million based on eligible inventories and receivables, net of $14.1 million in letters of credit outstanding or committed.

         Cash from Operations

         Cash provided by WCI's operating activities was $38.1 million for 2000 compared to $28.7 million and $74.1 million for 1999 and 1998, respectively. The higher operating cash flow in 2000 compared to 1999 resulted primarily from an increase in income before income taxes and non-cash postretirement benefits offset somewhat by changes in working capital. The decrease in operating cash flow in 2000 and 1999 compared to 1998 resulted primarily from a decrease in income before income taxes.

         As of October 31, 2000, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $12.5 million for 2001, $2.7 million for 2002 and $0.3 million thereafter.

         Capital Expenditures

         Capital expenditures by WCI were $15.6 million, $11.4 million and $15.6 million during 2000, 1999 and 1998, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001 subject to the need to reline the blast furnace. WCI expects to reline the blast furnace in six to eighteen months. If a reline is required in six months it will be limited in scope with an estimated cost of $10 million. A full reline in eighteen months would have an estimated cost of approximately $30 million. Management has funded WCI capital expenditures in 2000, 1999 and 1998 through cash balances and cash provided by operating activities. At October 31, 2000, WCI had commitments for capital expenditures of approximately $3.1 million.

         Dividends

         During 2000, WCI paid dividends totaling $9.2 million as permitted under the Senior Secured Notes of WCI indenture. As of October 31, 2000, there are no amounts available for dividends under the Senior Secured Notes of WCI indenture and WCI does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

         Postretirement Benefit Plans

         WCI provides postretirement health care and life insurance benefits to substantially all employees who retire from WCI upon meeting certain age and length of service eligibility requirements. As a result of the collective bargaining agreement effective September 1, 1999, WCI is permitted to pay current claims up to $8.8 million from a trust, after which time WCI will be required to pay claims from corporate assets. WCI expects to meet this limitation by the end of 2001. Claims paid by WCI or trust totaled $4.4 million, $3.4 million and $3.1 million during 2000, 1999 and 1998, respectively.

         WCI has a defined benefit pension plan which covers substantially all bargained for employees. WCI contributed $4.2 million and $6.7 million to the plan during 2000 and 1999, respectively. WCI expects to contribute approximately $7.2 million, $20.8 million and $14.1 million to the plan during 2001, 2002 and 2003, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods.

         Environmental Matters

         WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring.

Capital expenditures for environmental control and monitoring were $0.7 million, $0.4 million and $0.5 million in 2000, 1999 and 1998, respectively. Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $9.3 million, $8.2 million and $9.6 million for 2000, 1999 and 1998, respectively. Operating costs for fiscal 2001 for control and monitoring equipment are not expected to increase significantly from the prior periods.

         Environmental laws and regulations continue to change and generally have become more stringent, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's consolidated financial position and future results of operations.

         Labor Matters

         Most of WCI's hourly employees are represented by the USWA, with which WCI has a five-year collective bargaining agreement effective September 1, 1999 that expires October 31, 2004. This contract provides for wage increases of $1 per hour effective September 1, 2001 and $1 per hour effective March 1, 2003.

         Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS133"). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133," ("FAS138") which amended FAS133 and added guidance for certain derivative instruments and hedging activities. The new standard, FAS133 as amended by FAS138, requires recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to FAS133, which is covered by FAS138 establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts which provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company will adopt FAS133 as amended by FAS138 effective November 1, 2000. The Company has forward purchase contracts for certain energy and coating metal commodities that qualify for the "normal purchase exception" provisions of FAS138. The Company does not believe adoption of FAS133 as amended by FAS138 will have a material effect on either financial position or results of operations.

         Outlook

         Steel imports to the United States continued at high levels during 2000 supplying approximately 28% of the domestic market. While trade cases have been filed regarding dumped and subsidized imports of hot rolled carbon steel, imports are expected to continue to supply a significant portion of domestic demand. In addition, a general slowing in the U.S. economy and continued high customer inventory levels, especially service center inventories, have resulted in significantly lower order intake rates, production levels, shipping volumes and selling prices as described previously and will result in a further decline in steel shipments in the near term. Accordingly, WCI expects shipping volume in the first quarter of 2001 to be approximately 15% lower than the shipping volume in the fourth quarter of 2000. Shipping volume is expected to improve beginning in the second quarter of 2001 as customer inventory levels decline with shipping volume for all of 2001 expected to be nearly flat compared to 2000. As discussed previously, transaction prices have declined significantly in the past two quarters, and WCI expects average selling prices per ton to be approximately 5% lower in the first quarter of 2001 compared to the fourth quarter of 2000. Due to the low production levels caused by the reduced order intake rate, WCI expects its average cost per ton shipped to increase 5% in the first quarter of 2001 compared to the fourth quarter of 2000. If volume improves in the second quarter of 2001 as expected, production costs per ton are expected to decline and approximate that experienced in 2000. As a result of these difficult market conditions, WCI expects to incur a significant loss both in the first quarter and for the full year of 2001. However, WCI expects to be able to maintain a significant liquidity position. At October 31, 2000 WCI was not permitted to pay dividends under the Senior Secured Notes of WCI indenture because as of that date, WCI had a negative Dividend Basket of $7.8 million. WCI would need to earn an amount exceeding the negative Dividend Basket before it is permitted to resume dividend payments. Renco Steel's liquidity will be significantly impacted by WCI's expected loss in 2001. Renco Steel will be able to make the next interest payment due February 1, 2001 on its Senior Secured Notes using available cash and cash from the partial redemption of its Other

Investments. Renco has indicated it intends to support the working capital needs of Renco Steel in fiscal 2001.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Renco Steel's Other Investments consist of an investment in a limited partnership which invests in a variety of financial assets, including, equity, debt, commodity contracts, futures and derivative securities. Because of the speculative nature of the underlying investments, Renco Steel's investment is subject to a high degree of market risk, including, but not limited to, interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. In addition, as the limited partnership's portfolio of securities may not represent a broad diversification of investments among particular issuers, industries or types of securities, Renco Steel's investment is subject to a high degree of concentration of credit risk. While the objectives of the limited partnership is to maximize risk adjusted total return and/or grow and preserve capital, the limited partnership may engage in various combinations of investments, including various ranges of investment types and quality of securities.

         Renco Steel does not have any off-balance sheet risk with respect to this investment and thus, its risk is limited to the loss of its investment. The limited partnership which Renco Steel was invested in at October 31, 2000 provides a right of withdrawal at the end of a calendar year, upon 45 days notice and has also permitted Renco Steel to make interim withdrawals in the past though it is not required to do so under the terms of the partnership agreement. Accordingly, this investment has been classified as a current asset in the accompanying consolidated balance sheet as of October 31, 2000. The limited partnership that was held on October 31, 1999 was also classified as a current asset. The investment is held for trading purposes and is recorded at fair market value for financial reporting purposes. The fair market value at October 31, 2000 and 1999 was $7.5 million and $10.2 million, respectively, including $0.9 million and $2.0 million of unrealized gains which were reflected in the Company's consolidated statement of operations for the twelve months ended October 31, 2000 and 1999, respectively.

         At October 31, 2000 and 1999, Renco Steel also held $1.1 million and $3.7 million, respectively, in short term securities including U.S. Treasuries and a variety of money market securities, which have been classified as cash and cash equivalents in the accompanying consolidated balance sheets as of October 31, 2000 and 1999.

         In addition to the above, WCI is exposed to commodity price risk with respect to natural gas and zinc. WCI uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. Based on WCI's commodity hedge exposure at October 31, 2000 and 1999, a hypothetical 10 percent change in market rates applied to the fair value of the contracts would have no material impact on WCI's earnings, cash flow, or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR
                           CONSOLIDATED BALANCE SHEETS
                ( Dollars in thousands, except per share amount )


                                                        October 31,
                                                 ------------------------
                                                    2000           1999
                                                 ---------      ---------
ASSETS
Current assets
  Cash and cash equivalents ................     $   1,129      $   3,830
  Restricted cash and cash equivalents .....        89,478         76,174
  Other investments ........................         7,514         10,238
  Accounts receivable, less allowances for
    doubtful accounts of $750 and $874,
    respectively ...........................        47,599         57,846
  Inventories ..............................        97,021         84,174
  Prepaid expenses .........................         1,076          6,236
                                                 ---------      ---------
       Total current assets ................       243,817        238,498
Property, plant and equipment, net .........       245,454        254,416
Excess of cost over acquired net assets, net        11,357         11,898
Intangible pension asset, net ..............        22,283         28,192
Other assets, net ..........................        18,259         18,749
                                                 ---------      ---------
       Total assets ........................     $ 541,170      $ 551,753
                                                 =========      =========
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt ........     $     128      $     122
  Accounts payable .........................        47,199         59,730
  Accrued liabilities ......................        54,138         51,916
                                                 ---------      ---------
       Total current liabilities ...........       101,465        111,768

Long-term debt, excluding current portion ..       420,988        421,054
Postretirement health care benefits ........       112,130        100,301
Pension benefits, excluding current portion         36,381         38,709
Other liabilities ..........................        11,756         13,738
                                                 ---------      ---------
       Total liabilities ...................       682,720        685,570
                                                 ---------      ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding ......            --             --
  Additional paid-in capital ...............           280            280
  Accumulated deficit ......................      (141,830)      (134,097)
                                                 ---------      ---------
       Total shareholder's deficit .........      (141,550)      (133,817)
Commitments and contingencies ..............            --             --
       Total liabilities and
            shareholder's deficit ..........     $ 541,170      $ 551,753
                                                 =========      =========

See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESS0R

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                              Years ended October 31,
                                                     ---------------------------------------
                                                        2000           1999           1998
                                                     ---------      ---------      ---------

Net sales ......................................     $ 560,689      $ 531,669      $ 665,741
Operating costs and expenses
  Cost of products sold ........................       487,190        467,905        560,686
  Depreciation and amortization ................        26,859         26,939         28,844
  Selling, general and administrative expenses .        15,887         14,836         17,358
                                                     ---------      ---------      ---------
                                                       529,936        509,680        606,888
                                                     ---------      ---------      ---------
         Operating income ......................        30,753         21,989         58,853
                                                     ---------      ---------      ---------
Other income (expense)
  Interest expense .............................       (45,595)       (45,674)       (42,236)
  Interest, investment and other income, net ...        10,359         11,167          2,778
                                                     ---------      ---------      ---------
                                                       (35,236)       (34,507)       (39,458)
                                                     ---------      ---------      ---------
         (Loss) income before income taxes .....        (4,483)       (12,518)        19,395
Income tax (benefit) expense ...................            --        (21,210)         7,755
                                                     ---------      ---------      ---------

         Net (loss) income .....................     $  (4,483)     $   8,692      $  11,640
                                                     =========      =========      =========

          See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
                             (Dollars in thousands)


                                                   Years ended October 31, 2000, 1999 and 1998
                                      ----------------------------------------------------------------------
                                                                                                  Total
                                                               Additional       Accumu-           Share-
                                      Preferred   Common       Paid-In          lated             holder's
                                      Stock       Stock        Capital          Deficit           Deficit
                                      ---------   ------       ----------       ---------         ---------

Balance at October 31, 1997 ..          --        $  --        $      --        $ (49,129)        $ (49,129)
Issuance of Common Stock at
 inception of the Company ....          --           --                1               --                 1
Net income ...................          --           --               --           11,640            11,640
Dividends paid on Common Stock          --           --               --         (105,300)         (105,300)
                                      ----        -----        ---------        ---------         ---------
Balance at October 31, 1998 ..          --           --                1         (142,789)         (142,788)
Net income ...................          --           --               --            8,692             8,692
Capital contribution .........          --           --              279               --               279
                                      ----        -----        ---------        ---------         ---------
Balance at October 31, 1999 ..          --           --              280         (134,097)         (133,817)
Net loss .....................          --           --               --           (4,483)           (4,483)
Dividends paid on Common Stock          --           --               --           (3,250)           (3,250)
                                      ----        -----        ---------        ---------         ---------


Balance at October 31, 2000 ..          --           --        $     280        $(141,830)        $(141,550)
                                      ====        =====        =========        =========         =========







          See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                 Years ended October 31,
                                                        ---------------------------------------
                                                           2000           1999           1998
                                                        ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................     $  (4,483)     $   8,692      $  11,640
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization ...................        23,916         24,005         25,913
  Amortization of deferred maintenance costs ......         2,943          2,934          2,931
  Amortization of financing costs and bond discount         1,895          1,924          1,785
  Postretirement health care benefits .............        11,829          6,923          6,937
  Pension benefits ................................         6,505         (2,493)         1,292
  Provision for losses on accounts receivable .....            37            (84)          (475)
  Deferred income taxes ...........................            --        (21,689)         3,290

  Gain on other investments .......................        (2,028)        (2,954)          (401)
  Other ...........................................         1,190            430            142
  Cash provided (used) by changes in certain
   assets and liabilities, net of acquisition
   of minority interest
    Accounts receivable ...........................        10,210         (9,038)        16,953
    Inventories ...................................       (12,847)         3,965         19,225
    Prepaid expenses and other assets .............           871         (5,280)        (3,077)
    Accounts payable ..............................       (12,531)        13,110        (17,503)
    Accrued liabilities ...........................          (700)        (4,246)         3,803
    Other liabilities .............................        (1,982)          (317)        (2,521)
                                                        ---------      ---------      ---------
  Net cash provided by operating activities .......        24,825         15,882         69,934
                                                        ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment ......       (15,602)       (11,403)       (15,565)
  Gross proceeds from the sale of assets ..........            --             --            110
  Proceeds from sale of other investments .........        11,452         13,489             --
  Purchase of other investments ...................        (6,700)        (5,000)       (15,373)
                                                        ---------      ---------      ---------
  Net cash used by investing activities ...........       (10,850)        (2,914)       (30,828)
                                                        ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of Senior
    Secured Notes .................................            --             --        115,675
  Principal payments on other long-term debt ......          (122)          (116)        (1,319)
  Dividends paid ..................................        (3,250)            --       (105,300)
  Issuance of common stock of the Company .........            --             --              1
                                                        ---------      ---------      ---------
  Net cash (used) provided by
    financing activities ..........................        (3,372)          (116)         9,057
                                                        ---------      ---------      ---------
Net increase (decrease) in cash and cash
  equivalents .....................................        10,603         12,852         48,163
Total cash and cash equivalents at
  beginning of period .............................        80,004         67,152         18,989
                                                        ---------      ---------      ---------
Total cash and cash equivalents
  at end of period ................................     $  90,607      $  80,004      $  67,152
                                                        =========      =========      =========
Supplemental disclosure of cash flow information
  Cash paid for interest ..........................        43,699      $  43,757      $  37,216
  Cash paid for income taxes ......................            21            522             65



         See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

         (a)  Basis of Presentation

         Renco Steel Holdings, Inc. (Renco Steel) is a holding company incorporated in the State of Ohio on January 20, 1998 and is a wholly owned subsidiary of The Renco Group, Inc. (Renco). On January 29, 1998, Renco contributed to Renco Steel its interest in its wholly owned subsidiary WCI Steel, Inc. (WCI or Predecessor). Accordingly, the accompanying consolidated financial statements include the accounts of Renco Steel and WCI (collectively, the Company).

Renco's investment in WCI included the effects of certain purchase accounting adjustments related to the acquisition of treasury stock by WCI in fiscal 1997 that were not reflected in the financial statements of WCI. Accordingly, the Company's consolidated financial statements include the accounts of WCI and reflect the purchase accounting adjustments of $44.1 million in the aggregate. The purchase accounting adjustments reflected differences in the basis of accounting for certain assets and liabilities in Renco Steel's financial statements as compared to WCI's financial statements and affected the valuation of inventories, property, plant and equipment, intangible pension assets, excess of cost over net assets acquired, deferred income taxes, postretirement health care benefits and the related depreciation and amortization. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

         (b)  Nature of Operations

         In addition to being the parent company of WCI, Renco Steel's operations include the management of its investment portfolio.

         WCI is a niche oriented integrated producer of value-added, custom steel products. WCI produces a wide range of custom flat rolled products at its primary facility in Warren, Ohio, including high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel. In addition, WCI produces commodity grade products that consist of low carbon, high strength and light grade galvanize steel. WCI's primary customers are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and to a lesser extent, automobile and automotive parts manufacturers located principally in the United States.

         During 2000 and 1999, WCI's largest customer accounted for 10.1% and 11.3%, respectively, of net sales. During 1998, no single customer accounted for 10% or more of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI's shipments are to customers within 200 miles of its primary facility.

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

         Renco Steel does not have any off-balance sheet risk with respect to these investments and thus, its risk is limited to the loss of its investment. The limited partnership which Renco Steel was invested in at October 31, 2000 provides a right of withdrawal at the end of a calendar year, upon 45 days notice and has also permitted Renco Steel to make interim withdrawals in the past though it is not required to do so under the terms of the partnership agreement. Accordingly, this investment has been classified as a current asset in the accompanying consolidated balance sheet as of October 31, 2000. The limited partnership that was held on October 31, 1999 was also classified as a current asset. The investment is held for trading purposes and is recorded at fair market value for financial reporting purposes. The fair market value at October 31, 2000 and 1999 was $7.5 million and $10.2 million, respectively, including $0.9 million and $2.0 million of unrealized gains which were reflected in the Company's consolidated statement of income for the twelve months ended October 31, 2000 and 1999, respectively.

         (e)  Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         (f)  Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment 4 to 25 years with a weighted average of 17 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

         (h)  Other Assets

         Deferred financing costs, included in other assets, are amortized using the effective yield method over the term of the related financing and deferred blast furnace maintenance costs, also included in other assets, are amortized using the straight-line method over a six-year period. In addition, at October 31, 2000, other non-current assets include $59,425,000 face amount of Acme Metals Incorporated 10.875% Senior Unsecured Notes with an estimated fair value of $8.35 million (see Notes 12 and 15).

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


(2)      Inventories
-------------------------------------------------------------------
         Inventories consist of the following:

                                                             October 31,
                                                        2000             1999
                                                     ---------------------------
                                                        (Dollars in thousands)
Raw materials ..............................         $ 38,873          $ 33,811
Finished and semi-finished product .........           60,785            49,386
Supplies ...................................               74                50
                                                     --------          --------
                                                       99,732            83,247
Less LIFO reserve ..........................           (2,711)             (927)
                                                     --------          --------
                                                     $ 97,021          $ 84,174
                                                     ========          ========

(3)      Property, Plant and Equipment
-------------------------------------------------------------------
         Property, plant and equipment consists of the following:

                                                              October 31,
                                                         2000             1999
                                                      --------------------------
                                                        (Dollars in thousands)

Land and improvements ......................          $    435          $    435
Buildings ..................................            27,563            27,449
Machinery and equipment ....................           387,583           387,447
Construction in progress ...................            13,115             5,379
                                                      --------          --------
                                                       428,696           420,710
Less accumulated depreciation ..............           183,242           166,294
                                                      --------          --------
                                                       245,454          $254,416
                                                      ========          ========

(4)      Long-Term Debt
-------------------------------------------------------------------
         Long-term debt consists of the following:

                                                                 October 31,
                                                             2000         1999
                                                          ----------------------
                                                          (Dollars in thousands)
         Senior Secured Notes (net of
           unamortized discount of $264 and
           $326, respectively) with interest
           at 10.875%, payable semi-annually,
           due 2005 ................................      $119,736      $119,674
         Senior Secured Notes of WCI
           with interest at 10% payable
           semi-annually, due 2004 .................       300,000       300,000
         Revolving Credit Facility of WCI
           (WCI Revolver) with interest at
           prime rate (9.5% at October 31, 2000)
           payable monthly .........................            --            --
         Other .....................................         1,380         1,502
                                                          --------      --------
                                                          $421,116       421,176
         Less current portion of long-term
           debt ....................................           128           122
                                                          --------      --------
                                                          $420,988      $421,054
                                                          ========      ========


         In February 1998, Renco Steel issued $120.0 million principal amount of 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes). The Senior Secured Notes are secured by a pledge of all the outstanding capital stock of WCI. WCI is expecting to sustain a loss in 2001 and therefore does not expect to pay dividends to Renco Steel in 2001. Renco Steel will be able to make the next interest payment due February 1, 2001 on its Senior Secured Notes using available cash and cash from the partial redemption of its Other Investments. Renco has indicated it intends to support the working capital needs of Renco Steel in fiscal 2001.

         Under WCI's agreements, there are no amounts available for dividends and other transactions with affiliates at October 31, 2000. Accordingly, WCI's assets, other than allowable dividends, may not be utilized by Renco Steel. Cash and cash equivalent balances of WCI of $89.5 million and $76.3 million at October 31, 2000 and 1999 respectively, have been classified as "Restricted Cash and Cash Equivalents" on the financial statements.

         Renco Steel's Senior Secured Notes contain covenants which limit the incurrence of additional indebtedness, payments to shareholders, sale of assets, change of control, transactions with affiliates and impairment of security interest. Renco Steel is generally permitted to declare and pay dividends and make other transactions with affiliates provided no condition of default exists or will exist and the accumulated amount of such transactions is not greater than fifty percent (50%) of the net income, as defined, which definition excludes the earnings of subsidiaries unless actually received in cash by Renco Steel, as a dividend, (less 100% of any net loss) earned for periods subsequent to January 31, 1998 when taken as a single accounting period. At October 31, 2000, Renco Steel was not permitted to pay dividends under the terms of its indebtedness.

         As of January 26, 2001, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco purchased the Senior Secured Notes in a series of transactions beginning in late November 2000. Renco will receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes.

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

         WCI has a $100,000,000 Revolving Credit Facility (WCI Revolver) secured by and subject to eligible inventories and receivables as defined, reduced by any outstanding letters of credit. The WCI Revolver is subject to a monthly service fee of $15,000, and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were no borrowings outstanding under the WCI Revolver as of or during the year ended October 31, 2000. The WCI Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. WCI had a borrowing limit of $83,538,000 based on eligible inventory and receivables net of $14,095,000 in letters of credit outstanding or committed at October 31, 2000. The WCI Revolver is subject to a penalty of $500,000 if terminated without being refinanced with the same lender, prior to December 29, 2001 and $250,000 thereafter if terminated before October 31, 2003.

         The WCI Revolver and Senior Secured Notes of WCI contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of WCI's assets. WCI is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income, as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements there are no amounts available for dividends and other transactions with affiliates at October 31, 2000.

         Aggregate principal payments on long-term debt for the five years subsequent to October 31, 2000 are as follows: $128,000 in 2001, $415,000 in 2002, $837,000 in 2003, none in 2004, and $419,736,000 in 2005.

         As of October 31, 2000, based on the quoted market price, the fair value of the Senior Secured Notes was $87,300,000 and fair market value of the Senior Secured Notes of WCI was $250,000,000.

(5)      Accrued Liabilities
-------------------------------------------------------------------
         Accrued liabilities included employment related costs of $29,312,000 and $25,722,000 and interest of $15,785,000 and $15,785,000 at October 31, 2000 and 1999, respectively.


(6)      Employee Compensation Plans
-------------------------------------------------------------------
         WCI has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on WCI's income as defined under each plan. Total expense under the plans was $4,929,000, $2,670,000 and $11,761,000 for the years ended October 31, 2000,
1999, and 1998, respectively. Certain amounts under these plans represent deferred compensation.


(7)      Pension Plans
-------------------------------------------------------------------
         WCI has defined contribution retirement plans under which it expensed approximately $2,083,000, $5,223,000, and $5,684,000, for the years ended
October 31, 2000, 1999, and 1998, respectively.

         WCI also has a defined benefit pension plan for substantially all hourly employees which provides minimum pension benefits based on age, years of service, and benefits provided under WCI's frozen defined contribution plan and a predecessor company's defined benefit plan. As a result of the collective bargaining agremeent effective September 1, 1999 with the USWA, the plan was amended to provide an increase in pension benefits. In addition, as active employees retire, assets from WCI's frozen defined contribution component of the plan are transferred to the defined benefit component of the plan with a corresponding increase in the projected benefit obligation. The following table sets forth the actuarial present value of benefit obligations and funded status of the Company's defined benefit pension plan:



                                                                                                               October 31,
                                                                                                            2000        1999
                                                                                                         --------------------
                                                                                                         (Dollars in thousands)
         Projected benefit obligation ..............................................................   $ 81,195    $ 69,196
         Plan assets at fair value .................................................................     37,534      25,909
                                                                                                       --------    --------
         Projected benefit obligation in
           excess of plan assets ...................................................................     43,661      43,287
         Unrecognized net gain from past
           experience different from that
           assumed and effects of changes
           in assumptions ..........................................................................     24,376      24,181
         Unrecognized prior service cost ...........................................................    (46,767)    (52,703)
         Additional minimum liability ..............................................................     22,283      28,192
                                                                                                       --------    --------
         Accrued pension cost ......................................................................     43,553      42,957
         Less pension liability due
           within one year .........................................................................      7,172       4,248
                                                                                                       --------    --------
         Long-term pension liability ...............................................................   $ 36,381    $ 38,709
                                                                                                        ========    ========

         An assumed discount rate of 7.5% and an expected return on plan assets of 9.0% in 2000 and 1999 were used for purposes of valuing the benefits under the defined benefit pension plan.

         The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:



                                                                                                             2000      1999
                                                                                                         --------    --------
                                                                                                         (Dollars in thousands)
         Projected benefit obligation at
           beginning of year ........................................................................   $ 69,196    $ 47,839
         Service cost ...............................................................................      3,971          96
         Interest cost ..............................................................................      4,853       3,107
         Plan amendment .............................................................................     11,265      30,230
         Actuarial gains ............................................................................     (5,237)    (10,224)
         Benefits paid ..............................................................................     (2,853)     (1,852)
                                                                                                        --------    --------
         Projected benefit obligation
           at end of year ...........................................................................   $ 81,195    $ 69,196
                                                                                                        ========    ========


         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:


                                                                                                           2000        1999
                                                                                                         --------    --------
                                                                                                         (Dollars in thousands)
         Plan assets at beginning of year ...........................................................   $ 25,909    $ 19,015
         Actual return on assets ....................................................................     (1,035)      2,046
         Employer contributions .....................................................................      4,248       6,700
         Benefits paid ..............................................................................     (2,853)     (1,852)
         Transfers from prior plans .................................................................     11,256        --
                                                                                                        --------    --------
         Plan assets at end of year .................................................................   $ 37,534    $ 25,909
                                                                                                         ========    ========



         The following table sets forth the components of pension expense:

                                                                                              Years Ended October 31,
                                                                                            2000        1999        1998
                                                                                        --------    --------    --------
                                                                                               (Dollars in thousands)

         Service cost ..............................................................   $  3,971    $     96    $   (430)
         Interest cost .............................................................      4,853       3,107       3,237
         Expected return on plan assets ............................................     (2,112)     (1,400)       (963)
         Amortization of unrecognized:
           Prior service cost ......................................................      5,936       3,652       3,353
           Actuarial gain and losses, net ..........................................     (1,895)     (1,248)       (805)
                                                                                        --------    --------    --------
                                                                                        $10,753     $ 4,207     $ 4,392
                                                                                        ========    ========    ========

(8)      Postretirement Health Care Benefits
------------------------------------------------------------------
         The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company's postretirement health care and life insurance plans:



                                                                                                Years Ended October 31,
                                                                                           2000                    1999
                                                                                        ----------------------------------
                                                                                               (Dollars in thousands)
         APBO ...........................................................               $ 132,686                $ 124,535
         Plan assets at fair value ......................................                  15,564                   18,090
                                                                                        ---------                ---------
         APBO in excess of plan
           assets .......................................................                 117,122                  106,445
         Unrecognized prior service
           cost resulting from plan
           amendments ...................................................                  (4,983)                  (3,472)
         Unrecognized net loss from  past
          experience different from that
          assumed and from changes in
          assumptions ...................................................                      (9)                  (2,672)
                                                                                        ---------                ---------
         Accrued postretirement benefit
           cost .........................................................               $ 112,130                $ 100,301
                                                                                        =========                =========


         The APBO was determined using a discount rate of 7.5% and an expected return on plan assets of 9.0% in 2000 and 1999, and an assumed health care cost trend rate of 7% in 2001, gradually declining to 5% after 2005. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 2000 would increase by $20,737,000 along with an increase in the 2000 service and interest cost components of $2,182,000. Assuming a 1% decrease in the health care cost trend rates, the APBO at October 31, 2000 would decrease by $16,568,000 along with a decrease in the 2000 service and interest cost components of $1,717,000.

         The following table sets forth a reconciliation of the beginning and end of year APBO:


                                                                                           2000                      1999
                                                                                        ----------------------------------
                                                                                                (Dollars in thousands)
         APBO at beginning of year ......................................               $ 124,535                $ 130,821
         Service cost ...................................................                   2,658                    3,357
         Interest cost ..................................................                   9,206                    8,670
         Actuarial (gains) and losses, net ..............................                  (2,541)                 (14,937)
         Plan amendments ................................................                   3,259                     --
         Benefits paid ..................................................                  (4,431)                  (3,376)
                                                                                        ---------                ---------
         APBO at end of year ............................................               $ 132,686                $ 124,535
                                                                                        =========                =========

         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

                                                                                                          2000        1999
                                                                                                        --------------------
                                                                                                       (Dollars in thousands)
         Plan assets at beginning of year ...........................................................   $ 18,090    $ 12,953
         Actual return on assets ....................................................................      1,759       3,078
         Employer contributions .....................................................................        213       2,324
         Benefits paid ..............................................................................     (4,498)       (265)
                                                                                                        --------    --------
         Plan assets at end of year .................................................................   $ 15,564    $ 18,090
                                                                                                        ========    ========



         Net periodic postretirement benefit costs included the following components:

                                                                                                    Years Ended October 31,
                                                                                                2000        1999        1998
                                                                                              --------------------------------
                                                                                                    (Dollars in thousands)
         Service cost .....................................................................   $  2,658    $  3,357    $  3,068
         Interest cost ....................................................................      9,206       8,670       8,441
         Expected return on plan assets ...................................................     (1,477)     (1,281)       (804)
         Amortization of unrecognized:
           Prior service cost .............................................................      1,748       1,355       1,355
           Actuarial loss (gain) ..........................................................       (161)        257         488
                                                                                              --------    --------    --------
         Net periodic postretirement
           benefit cost ...................................................................   $ 11,974    $ 12,358    $ 12,548
                                                                                              ========    ========    ========



(9)      Income Taxes
-------------------------------------------------------------------
         As a result of the change in tax status described in Note 1(i), the Company recognized an income tax benefit of $21,210,000 during 1999, the majority of which is the elimination of net deferred tax liabilities recorded as of October 31, 1998. The Company's book basis in its assets and liabilities exceeded its tax basis by approximately $9,500,000 and $10,950,000 as of October 31, 2000 and 1999, respectively.

         The provision for income tax expense for the year ended October 31, 1998 was comprised of federal income tax of $7,066,000 ($3,066,000 was deferred) and $689,000 of state income tax ($224,000 was deferred).


(10)     Leases
-------------------------------------------------------------------
         WCI leases a portion of its operating and data processing equipment. Minimum future lease payments under noncancellable operating leases are $1,634,000, $899,000, $466,000, $487,000, $90,000 and $34,000 for the years ending October 31, 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. Rent expense for noncancellable operating leases amounted to approximately $1,914,000, $1,873,000 and $1,811,000, for the years ended October 31, 2000,
1999 and 1998, respectively.

(11)     Related Party Transactions
-------------------------------------------------------------------
         WCI has a management services agreement with Renco under which Renco provides certain management services to WCI. Under terms of this agreement, WCI is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2001. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 2000, 1999 and 1998.

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

         In fiscal 2000, 1999 and 1998, the Company incurred costs of approximately $2.0 million, $1.7 million and $1.8 million, respectively, under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance independently.


(12)     Commitments and Contingencies
-------------------------------------------------------------------
         At October 31, 2000, WCI had commitments to purchase data processing services of approximately $8,452,000 in the aggregate over the remaining 1.5 years of its management information systems agreement and purchased services of approximately $5,496,000, $5,578,000 and $5,482,000 in 2000, 1999 and 1998,
respectively, under the agreement.

         At October 31, 2000, at pricing then in effect, WCI had firm commitments for the purchase of raw materials and gases of approximately $12,541,000 in 2001, $2,678,000 in 2002 and $316,000 thereafter. In addition, at
October 31, 2000 WCI had commitments for capital expenditures of approximately $3,066,000.

         WCI has entered into a 15 year agreement for the supply of certain gases commencing in 2002. This contract requires WCI to pay a minimum monthly amount on a take or pay basis. Commitments under this contract total approximately $5.4 million per year and are subject to escalation.

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

         WCI is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require WCI to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $850,000 and the installation of a liner for a surface impoundment estimated to cost $1,550,000. The consent decrees also provide for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

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

         On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss.

         In addition to the above-described matters, WCI is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business. A liability has been established for an amount, which WCI believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of WCI in a particular quarter or annual period; however, WCI believes that the effect of such matters will not have a material adverse effect on WCI's consolidated financial position.

         On September 7, 2000 WCI entered into a non-binding letter of intent with Acme Steel and Acme Metals Incorporated ("Acme Metals"), pursuant to which WCI would acquire all of Acme Steel's assets and assume certain liabilities. Acme Steel, Acme Metals and certain of their affiliates are debtors in a Chapter 11 case pending before the United States Bankruptcy Court for the District of Delaware. Due to the depressed condition of the steel industry and, as a result, Acme Steel's failure to meet certain conditions in the letter of intent, WCI shall not consummate the acquisition of assets under the terms of the letter of intent. WCI continues to have interest in acquiring these assets and is exploring alternatives (see Note 15).


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

         In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosures are presented on this basis for fiscal years 2000, 1999, and 1998.

         The accounting policies of the segment are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1). All revenues are generated by WCI. Geographic revenues are based on the region in which the customer invoice was generated and all revenue was generated within the United States. The Company measures segment profit for internal reporting purposes as net income.

         A complete reconciliation of segment income to consolidated net (loss) income is presented below:

                                      2000        1999       1998
                                    --------    --------   --------

         WCI ....................   $ 10,302    $  5,863   $ 20,093
         Other ..................    (14,785)      2,829     (8,453)
                                    --------    --------   --------
           Total Consolidated ...   $ (4,483)   $  8,692   $ 11,640
                                    ========    ========   ========

         Other net (loss) income consists primarily of the interest, investment and other income, interest expense and income tax benefits of Renco Steel and the effects of the purchase accounting adjustments (Note 1), as outlined below.

         Interest, Investment and Other Income

                                     2000      1999      1998
                                    -------   -------   -------

         WCI ....................   $ 8,054   $ 8,062   $ 2,308
         Other ..................     2,305     3,105       470
                                    -------   -------   -------
           Total Consolidated ...   $10,359   $11,167   $ 2,778
                                    =======   =======   =======

         Interest Expense
                                              2000        1999        1998
                                           ---------   ---------   ---------

         WCI ...........................   $  31,940   $  32,030   $  32,057
         Other .........................      13,655      13,644      10,179
                                           ---------   ---------   ---------
               Total Consolidated ......   $  45,595   $  45,674   $  42,236
                                           =========   =========   =========


         Income Tax Benefit (Expense)
                                              2000        1999        1998
                                           ---------   ---------   ---------

         WCI ...........................        --     $   4,279   $ (12,365)
         Other .........................        --        16,931       4,610
                                           ---------   ---------   ---------
               Total Consolidated ......        --     $  21,210   $  (7,755)
                                           =========   =========   =========


         Depreciation and Amortization
                                              2000        1999        1998
                                           ---------   ---------   ---------

         WCI ...........................   $  23,254   $  23,334   $  25,240
         Purchase accounting adjustments
           (See Note 1) ................       3,605       3,605       3,604
                                           ---------   ---------   ---------
               Total Consolidated ......   $  26,859   $  26,939   $  28,844
                                           =========   =========   =========


         Assets
                                              2000        1999        1998
                                           ---------   ---------   ---------

         WCI ...........................   $ 478,176   $ 479,944   $ 460,286
         Other .........................      62,994      71,809      82,514
                                           ---------   ---------   ---------
               Total Consolidated ......   $ 541,170   $ 551,753   $ 542,800
                                           =========   =========   =========

         Assets listed above as Other include investments and cash equivalents held by Renco Steel of $8.6 million, $13.9 million and $20.7 million in 2000, 1999 and 1998, respectively, and the effects of the purchase accounting adjustments discussed in Note 1.

         All expenditures for long lived assets were made by the segment of WCI and all long lived assets are located within the United States.

(14)     Selected Quarterly Data (Unaudited)
-------------------------------------------------------------------
         The following is a summary of unaudited quarterly results for the years ended October 31, 2000 and 1999:

                                                                                 Three Months Ended 2000
                                                                      Jan. 31     April 30    July 31      Oct. 31
                                                                    ----------------------------------------------
                                                                               (Dollars in thousands)
         Net sales ..............................................   $ 141,212   $ 156,149   $ 140,726    $ 122,602
         Gross margin ...........................................      22,104      25,012      18,541        7,842
         Net income (loss) ......................................       4,794       4,018      (1,512)     (11,783)



                                                                                 Three Months Ended 1999
                                                                      Jan. 31     April 30     July 31    Oct. 31
                                                                    ----------------------------------------------
                                                                            (Dollars in thousands)
         Net sales ..............................................   $ 110,277   $ 139,115    $ 143,086   $ 139,191
         Gross margin ...........................................       8,481      17,328       23,757      14,198
         Net income (loss) ......................................      10,506      (2,129)       2,582      (2,267)


         During the three months ended January 31, 1999, the Company recognized an income tax benefit of $21,477,000 as a result of the subchapter S election described in Note 1(i). During the three months ended October 31, 2000 and 1999 WCI recorded a (charge) benefit of ($2,060,000) and $5,662,000 under the LIFO inventory valuation method. In addition, during the three months ended January 31, 2000 and October 31, 1999, WCI recorded a gain of $2,842,000 and $5,046,000, respectively, as a result of an agreement with the USWA which permits WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits.


(15)     Subsequent Events (Unaudited)
----------------------------------------------------------------------------

         LTV Corporation (LTV) filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. WCI shipped 51,174 tons of steel to LTV Copperweld, a subsidiary of LTV, during the fiscal year 2000 representing approximately 4.0% of total tonnage volume. In addition, WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI's facility in Warren, Ohio. As a result of the filing, WCI recorded a charge of $2.1 million in the first fiscal quarter of 2001 to reduce the amounts due from LTV to estimated net realizable value. WCI has an ongoing exposure to LTV with respect to the supply of steam from both a credit risk aspect and the uncertainty of actions that may be taken due to the filing. In the event that the coke plant were to cease operations or if the contract for the supply of steam were to be terminated through bankruptcy proceedings, it could have a material adverse effect on WCI's results of operations until such time as WCI would be able to install electrical generating equipment to convert the steam to productive use. During fiscal year 2000, WCI recorded revenue of $10.2 million for the sale of steam to LTV.

         Because of the recent performance of Acme Metals and the effect on the underlying value of its assets, the Company will record a charge of $10.85 million during the quarter ended January 31, 2001 to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI and Renco Steel, including amounts acquired during the first quarter of 2001 (see Note
12).

                          INDEPENDENT AUDITORS' REPORT



To the Shareholder and Board of Directors
Renco Steel Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Renco Steel Holdings, Inc. and subsidiaries and predecessor (a wholly-owned subsidiary of The Renco Group, Inc.) as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's deficit, and cash flows for each of the years in the three-year period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renco Steel Holdings, Inc. and subsidiaries and predecessor as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/S/ KPMG LLP
-------------------------

KPMG LLP

Cleveland, Ohio
January 25, 2001

                        WCI STEEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                                               October 31,
                                                                                                       2000                  1999
                                                                                                  ----------              ---------
ASSETS
Current assets
  Cash and cash equivalents ..........................................................             $  89,478              $  76,349
  Accounts receivable, less allowances for doubtful
    accounts of $750 and $874, respectively ..........................................                47,599                 57,846
  Inventories ........................................................................                96,171                 83,247
  Prepaid expenses and other current assets ..........................................                 1,076                  6,236
                                                                                                   ---------              ---------
    Total current assets .............................................................               234,324                223,678
Property, plant and equipment, net ...................................................               202,578                208,477
Intangible pension asset, net ........................................................                25,677                 31,895
Other assets, net ....................................................................                15,597                 15,894
                                                                                                   ---------              ---------
      Total assets ...................................................................             $ 478,176              $ 479,944
                                                                                                   =========              =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt ..................................................             $     128              $     122
  Accounts payable ...................................................................                47,201                 59,730
  Accrued liabilities ................................................................                50,571                 48,364
    Total current liabilities ........................................................                97,900                108,216
                                                                                                   ---------              ---------

Long-term debt, excluding current portion ............................................               301,252                301,380
Postretirement health care benefits ..................................................               111,584                 99,706
Pension benefits .....................................................................                36,313                 38,635
Other liabilities ....................................................................                11,756                 13,738
                                                                                                   ---------              ---------
    Total liabilities ................................................................               558,805                561,675
                                                                                                   ---------              ---------

Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued ...................................................                    --                     --
  Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 100 shares
    issued and outstanding ...........................................................                    --                     --
  Additional paid-in capital .........................................................                   279                    279
  Accumulated deficit ................................................................               (80,908)               (82,010)
                                                                                                   ---------              ---------
     Total shareholder's equity (deficit) ............................................               (80,629)               (81,731)
Commitments and contingencies ........................................................                  --                     --
                                                                                                   ---------              ---------
     Total liabilities and shareholder's equity (deficit) ............................             $ 478,176              $ 479,944
                                                                                                   =========              =========


See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                                                              Years ended October 31,
                                                                                   ----------------------------------------------
                                                                                       2000             1999            1998
                                                                                   -------------    -------------   -------------

  Net sales...................................................................    $      560,689  $       531,669  $      665,741
  Operating costs and expenses
     Cost of products sold....................................................           487,477          468,170         560,951
     Depreciation and amortization............................................            23,254           23,334          25,240
     Selling, general and administrative expenses.............................            15,770           14,613          17,343
                                                                                   -------------    -------------   -------------

                                                                                         526,501          506,117         603,534
                                                                                   -------------    -------------   -------------
Operating income..............................................................            34,188           25,552          62,207
                                                                                   -------------    -------------   -------------
Other income (expense)
     Interest expense.........................................................           (31,940)         (32,030)        (32,057)
     Interest and other income, net...........................................             8,054            8,062           2,308
                                                                                   -------------    -------------   -------------
                                                                                         (23,886)         (23,968)        (29,749)
                                                                                   -------------    -------------   -------------
Income before income taxes....................................................            10,302            1,584          32,458
Income tax (benefit) expense..................................................                 -           (4,279)         12,365
                                                                                   -------------    -------------   -------------

Net income....................................................................    $       10,302  $         5,863  $       20,093
                                                                                   =============    =============   =============


See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                 ------------------------------------------------------------------
                                                                                                                          Total
                                                                                    Additional                        Shareholder's
                                                                    Common           Paid-In          Accumulated        Equity
                                                                     Stock           Capital             Deficit        (Deficit)
                                                                  -----------       ----------        ----------       ---------
Balance at October 31, 1997 ...........................           $        --       $       --        $  (90,866)      $ (90,866)
   Net income .........................................                    --              --             20,093          20,093
   Dividends paid on common stock .....................                    --              --            (14,100)        (14,100)
                                                                  -----------       ----------        ----------       ---------
Balance at October 31, 1998 ...........................                    --              --            (84,873)        (84,873)
                                                                  -----------       ----------        ----------       ---------
   Net income .........................................                    --              --              5,863           5,863
   Capital contribution ...............................                    --              279              --               279
   Dividends paid on common stock .....................                    --              --             (3,000)         (3,000)
                                                                  -----------       ----------        ----------       ---------
Balance at October 31, 1999 ...........................                    --              279           (82,010)        (81,731)
                                                                  -----------       ----------        ----------       ---------
   Net income .........................................                    --              --             10,302          10,302
   Dividends paid on common stock .....................                    --              --             (9,200)         (9,200)
                                                                  -----------       ----------        ----------       ---------
Balance at October 31, 2000 ...........................           $        --             $279        $  (80,908)      $ (80,629)
                                                                  ===========       ==========        ==========       =========



See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                                YEARS ENDED OCTOBER 31,
                                                                                  ------------------------------------------------
                                                                                         2000            1999             1998
                                                                                  ---------------  --------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................   $        10,302  $        5,863  $        20,093
  Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization............................................            20,311          20,400           22,309
      Amortization of deferred maintenance costs...............................             2,943           2,934            2,931
      Amortization of financing costs..........................................             1,291           1,329            1,321
      Postretirement health care benefits......................................            11,878           6,968            6,983
      Pension benefits.........................................................             6,820          (2,202)           1,583
      Provision for losses on accounts receivable..............................                37             (84)            (475)
      Deferred income taxes....................................................                 0          (4,758)           5,449
      Other....................................................................             1,190             429              142
  Cash provided (used) by changes in certain assets and
    liabilities
      Accounts receivable......................................................            10,210          (9,038)          16,953
      Inventories..............................................................           (12,924)          3,893           19,153
      Prepaid expenses and other assets........................................             1,223          (5,372)          (3,069)
      Accounts payable.........................................................           (12,529)         13,110          (17,503)
      Accrued liabilities......................................................              (717)         (4,483)             731
      Other liabilities........................................................            (1,982)           (316)          (2,521)
                                                                                  ---------------  --------------  ---------------
        Net cash provided by operating activities..............................            38,053          28,673           74,080
                                                                                  ---------------  --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment...................................           (15,602)        (11,403)         (15,565)
  Gross proceeds from the sale of assets.......................................                 0               0              110
                                                                                  ---------------  --------------  ---------------
    Net cash used by investing activities......................................           (15,602)        (11,403)         (15,455)
                                                                                  ---------------  --------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt.........................................              (122)           (116)          (1,319)
  Dividends paid...............................................................            (9,200)         (3,000)         (14,100)
                                                                                    -------------   -------------    -------------
    Net cash used by financing activities......................................            (9,322)         (3,116)         (15,419)
                                                                                  ---------------  --------------  ---------------

  Net increase in cash and cash equivalents....................................            13,129          14,154           43,206
  Cash and cash equivalents at beginning of year...............................            76,349          62,195           18,989
                                                                                  ---------------  --------------  ---------------
  Cash and cash equivalents at end of year.....................................   $        89,478  $       76,349  $        62,195
                                                                                  ===============  ==============  ===============
  Supplemental disclosure of cash flow information
    Cash paid for interest.....................................................   $        30,649  $       30,707  $        30,763
    Cash paid for income taxes.................................................                21             974            2,050



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

         (a)      NATURE OF OPERATIONS

         The Company is a niche oriented integrated producer of value-added, custom steel products. The Company produces a wide range of custom flat rolled products at its primary facility in Warren, Ohio, including high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel. In addition, the Company produces commodity grade products that consist of low carbon, high strength and light gauge galvanize steel. The Company's primary customers are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and to a lesser extent, automobile and automotive parts manufacturers located principally in the United States.

         During 2000 and 1999, sales to the Company's largest customer accounted for 10.1% and 11.3%, respectively, of net sales. During 1998, no single customer accounted for 10% or more of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI's shipments are to customers within 200 miles of its primary facility.

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

         (e)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment 4 to 25 years with a weighted average of 18 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

        (f)       OTHER ASSETS

         Deferred financing costs, included in other non-current assets, are amortized using the effective yield method over the term of the related financing and deferred blast furnace maintenance costs, also included in other assets, are amortized using the straight-line method over a six-year period. In addition, other non-current assets include $56,912,000 face amount of Acme Metals Incorporated 10.875% Senior Unsecured Notes with an estimated fair value of $8,000,000. See Note 12.

        (g)       INCOME TAXES

         On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the "built in gains" provisions of the tax law, certain federal and state taxes may become payable and would be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post- election period. It is not management's present intention to trigger any taxes under the built-in-gains provisions of the tax law.

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

(2)      INVENTORIES
         Inventories consist of the following:


                                                                                                                OCTOBER 31,
                                                                                                            -----------------
                                                                                                             2000      1999
                                                                                                            -------   -------
                                                                                                          (DOLLARS IN THOUSANDS)

         Raw materials ..................................................................................   $38,873   $33,811
         Finished and semi-finished product .............................................................    60,785    49,386
         Supplies .......................................................................................        74        50
                                                                                                            -------   -------
                                                                                                             99,732    83,247
         Less LIFO reserve ..............................................................................     3,561      --
                                                                                                            -------   -------
                                                                                                            $96,171   $83,247
                                                                                                            =======   =======


(3)      PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment consists of the following:


                                                                                                                 OCTOBER 31,
                                                                                                            -------------------
                                                                                                               2000       1999
                                                                                                            --------   --------
                                                                                                            (DOLLARS IN THOUSANDS)
         Land and improvements ..........................................................................   $    435   $    435
         Buildings ......................................................................................     27,563     27,449
         Machinery and equipment ........................................................................    332,456    332,320
         Construction in progress .......................................................................     13,115      5,379
                                                                                                            --------   --------
                                                                                                             373,569    365,583
         Less accumulated depreciation ..................................................................    170,991    157,106
                                                                                                            --------   --------
                                                                                                             202,578    208,477
                                                                                                            ========   ========


LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                                 OCTOBER 31,
                                                                                                            -------------------
                                                                                                              2000       1999
                                                                                                            --------   --------
                                                                                                          (Dollars in Thousands)
         Senior Secured Notes with
           interest at 10% payable semi-
           annually, due 2004 ...........................................................................   $300,000   $300,000
         Revolving Credit Facility
           (Revolver) with interest at
           prime rate (9.5% at October
           31, 2000) payable monthly ....................................................................         --         --
         Other ..........................................................................................      1,380      1,502
                                                                                                            --------   --------
                                                                                                             301,380    301,502
         Less current portion of
           long-term debt ...............................................................................        128        122
                                                                                                            --------   --------
                                                                                                            $301,252   $301,380
                                                                                                            ========   ========

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

         The Company has a $100,000,000 Revolver secured by and subject to eligible inventories and receivables as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were no borrowings outstanding under the Revolver as of or during the year ended October 31, 2000. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had a borrowing limit of $83,538,000 based on eligible inventory and receivables net of $14,095,000 in letters of credit outstanding or committed at October 31, 2000. The Revolver is subject to a penalty of $500,000 if terminated, without being refinanced with the same lender, prior to December 29, 2001 and $250,000 thereafter if terminated before October 31, 2003.

         The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there are no amounts available for dividends and other transactions with affiliates at October 31, 2000.

         Aggregate principal payments on long-term debt for the five years subsequent to October 31, 2000 are as follows: $128,000 in 2001, $415,000 in 2002, $837,000 in 2003, none in 2004, and $300,000,000 in 2005.

         As of October 31, 2000, the fair value of the Senior Secured Notes was $250,000,000 based on the quoted market price.

(5)   ACCRUED LIABILITIES

         Accrued liabilities included employment-related costs of $29,312,000 and $25,722,000 and interest of $12,522,000 and $12,522,000 at October 31, 2000 and 1999, respectively.

(6)   EMPLOYEE COMPENSATION PLANS

         The Company has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on the Company's income as defined under each plan. Total expense under the plans was $4,929,000, $2,670,000 and $11,761,000 for the years ended

October 31, 2000, 1999 and 1998, respectively. Certain amounts under these plans represent deferred compensation.

(7)   PENSION PLANS

         The Company has defined contribution retirement plans under which it expensed approximately $2,083,000, $5,223,000 and $5,684,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

         The Company also has a defined benefit pension plan for substantially all hourly employees which provides minimum pension benefits based on age, years of service, and benefits provided under the Company's frozen defined contribution plan and a predecessor company's defined benefit plan. As a result of the collective bargaining agreement effective September 1, 1999 with the USWA, the plan was amended to provide an increase in pension benefits. In addition, as active employees retire, assets from the Company's frozen defined contribution component of the plan are transferred to the defined benefit component of the plan with a corresponding increase in the projected benefit obligation.

The following table sets forth the actuarial present value of benefit obligations and funded status of the Company's defined benefit pension plan:

                                                                                                  OCTOBER 31,
                                                                                          2000                     1999
                                                                                             (Dollars in Thousands)

                   Projected benefit obligation.................................  $          81,195        $          69,196
                   Plan assets at fair value....................................             37,534                   25,909
                                                                                    ---------------         ----------------
                   Projected benefit obligation in
                     excess of plan assets......................................             43,661                   43,287
                   Unrecognized net gain from
                     past experience different from
                     that assumed and effects of
                     changes in assumptions.....................................             25,726                   25,654
                   Unrecognized prior service cost..............................            (51,579)                 (57,953)
                   Additional minimum liability.................................             25,677                   31,895
                                                                                    ---------------         ----------------
                   Accrued pension cost.........................................             43,485                   42,883
                   Less pension liability due
                     within one year............................................              7,172                    4,248
                                                                                    ---------------         ----------------
                   Long-term pension liability..................................  $          36,313        $          38,635
                                                                                    ===============         ================



         An assumed discount rate of 7.5% and an expected return on plan assets of 9.0% in 2000 and 1999 were used for purposes of valuing the benefits under the defined benefit pension plan.

         The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:


                                                                                                              2000        1999
                                                                                                            --------    --------
                                                                                                           (Dollars in Thousands)
         Projected benefit obligation at
           beginning of year ............................................................................   $ 69,196    $ 47,839
         Service cost ...................................................................................      3,971          96
         Interest cost ..................................................................................      4,853       3,107
         Plan amendment .................................................................................     11,265      30,230
         Actuarial gains ................................................................................     (5,237)    (10,224)
         Benefits paid ..................................................................................     (2,853)     (1,852)
                                                                                                            --------    --------
         Projected benefit obligation at
           end of year ..................................................................................   $ 81,195    $ 69,196
                                                                                                            ========    ========

         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

                                                                                                               2000        1999
                                                                                                            --------    --------
                                                                                                            (Dollars in Thousands)
         Plan assets at beginning of year ...............................................................   $ 25,909    $ 19,015
         Actual return on assets ........................................................................     (1,035)      2,046
         Employer contributions .........................................................................      4,248       6,700
         Benefits paid ..................................................................................     (2,853)     (1,852)
         Transfers from prior plans .....................................................................     11,265           0
                                                                                                            --------    --------
         Plan assets at end of year .....................................................................   $ 37,534    $ 25,909
                                                                                                            ========    ========


         The following table sets forth the components of pension expense:

                                                                                            YEARS ENDED OCTOBER 31,
                                                                           -----------------------------------------------
                                                                               2000               1999                1998
                                                                           --------            --------            -------
                                                                                        (Dollars in Thousands)

         Service cost ..........................................           $  3,971            $     96            $  (430)
         Interest cost .........................................              4,853              31,207              3,237
         Expected return on plan assets ........................             (2,112)             (1,400)              (963)
         Amortization of unrecognized:
             Prior service cost ................................              6,374               4,056              3,757
             Actuarial gain and losses, net ....................             (2,018)             (1,361)              (918)
                                                                           --------            --------            -------
                                                                           $ 11,068            $  4,498            $ 4,683
                                                                           ========            ========            =======

(8)   POSTRETIREMENT HEALTH CARE BENEFITS

         The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company's postretirement health care and life insurance plans:


                                                                                                           YEARS ENDED OCTOBER 31,
                                                                                                            ----------------------
                                                                                                               2000         1999
                                                                                                            ---------    ---------
                                                                                                            (Dollars in Thousands)

         APBO ...........................................................................................   $ 132,686    $ 124,535
         Plan assets at fair value ......................................................................      15,564       18,090
         APBO in excess of plan assets ..................................................................     117,122      106,445
         Unrecognized prior service cost
           resulting from plan
           amendments ...................................................................................      (5,521)      (4,059)
         Unrecognized net loss from past
           experience different from that
           assumed and from changes in
           assumptions ..................................................................................         (17)      (2,680)
                                                                                                            ---------    ---------
         Accrued postretirement benefit
           cost .........................................................................................   $ 111,584    $  99,706
                                                                                                            =========    =========



         The APBO was determined using a discount rate of 7.5% and an expected return on plan assets of 9.0% in 2000 and 1999 and an assumed health care cost trend rate of 7% in 2000, gradually declining to 5% after 2005. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 2000 would increase by $20,737,000 along with an increase in the 2000 service and interest cost components of $2,182,000. Assuming a 1% decrease in the health care cost trend rates the APBO at October 31, 2000 would decrease by $16,568,000 along with a decrease in the 2000 service and interest cost components of $1,717,000. The following table sets forth a reconciliation of the beginning and end of year
APBO:


                                                                                                               2000         1999
                                                                                                            ---------    ---------
                                                                                                             (Dollars in Thousands)
         APBO at beginning of year ......................................................................   $ 124,535    $ 130,821
         Service cost ...................................................................................       2,658        3,357
         Interest cost ..................................................................................       9,206        8,670
         Actuarial (gains) losses, net ..................................................................         718      (14,937)
         Benefits paid ..................................................................................      (4,431)      (3,376)
                                                                                                            ---------    ---------
         APBO at end of year ............................................................................   $ 132,686    $ 124,535
                                                                                                            =========    =========

         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

                                                                                                           YEARS ENDED OCTOBER 31,
                                                                                                              2000        1999
                                                                                                            --------    --------
                                                                                                           (Dollars in Thousands)
         Plan assets at beginning of year ...............................................................   $ 18,090    $ 12,953
         Actual return on assets ........................................................................      1,759       3,078
         Employer contributions .........................................................................        213       2,324
         Benefits paid ..................................................................................     (4,498)       (265)
                                                                                                            --------    --------
         Plan assets at end of year .....................................................................   $ 15,564    $ 18,090
                                                                                                            ========    ========


         Net periodic postretirement benefit costs included the following components:

                                                                                          Years Ended October 31,
                                                                        --------------------------------------------------
                                                                          2000                 1999                 1998
                                                                        --------             --------             --------
                                                                                      (Dollars in Thousands)
         Service cost ......................................            $  2,658             $  3,357             $  3,068
         Interest cost .....................................               9,206                8,670                8,441
         Expected return on plan assets ....................              (1,477)              (1,281)                (804)
         Amortization of unrecognized:
             Prior service cost ............................               1,797                1,400                1,400
             Actuarial (gain) loss .........................                (160)                 258                  489
                                                                        --------             --------             --------
         Net periodic postretirement
           benefit cost ....................................            $ 12,024             $ 12,404             $ 12,594
                                                                        ========             ========             ========


(9)  INCOME TAXES

         As a result of the change in tax status described in Note 1 (g), the Company recognized an income tax benefit of $4,279,000 during 1999, which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998. As of October 31, 1999, the Company's book basis in its assets and liabilities exceeded its tax basis by approximately $9,000,000. As of October 31, 2000, the Company's tax basis in its assets and liabilities exceeded its book basis by approximately $8,700,000.

         The provision for income tax expense for the year ended October 31, 1998 was comprised of federal income tax of $11,326,000 ($5,009,000 of which was deferred) and $1,039,000 of state income tax ($440,000 of which was deferred).

(10)  LEASES

         The Company leases a portion of its operating and data processing equipment. Minimum future lease payments under noncancellable operating leases are $1,634,000, $899,000, $466,000, $487,000, $90,000 and $34,000 for the years ending October 31, 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. Rent expense for noncancellable operating leases amounted to approximately $1,914,000, $1,873,000 and $1,811,000, for the years ended October 31, 2000,
1999 and 1998, respectively.

(11)  RELATED PARTY TRANSACTIONS

         The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2001. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 2000, 1999 and 1998.

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

         In fiscal 2000, 1999 and 1998, the Company incurred costs of approximately $2.0 million, $1.7 million and $1.8 million, respectively, under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance independently.

                  Renco Steel is a holding company formed by Renco in January 1998, which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Historically, Renco Steel has met its debt service obligations from its cash balances and earnings thereon and through distributions from the Company as permitted under the Company's outstanding indebtedness as described in Note 4. However, the Company does not expect to be permitted to pay dividends for the foreseeable future.

(12)  COMMITMENTS AND CONTINGENCIES

         At October 31, 2000, the Company had commitments to purchase data processing services of approximately $8,452,000 in the aggregate over the remaining 1.5 years of its management information systems agreement and purchased services of approximately $5,496,000, $5,578,000 and $5,482,000 in 2000, 1999 and 1998, respectively, under the agreement.

         At October 31, 2000, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gases of approximately $12,541,000 in 2001, $2,678,000 in 2002 and $316,000 thereafter. In addition, at
October 31, 2000 the Company had commitments for capital expenditures of approximately $3,066,000.

         The Company has entered into a 15 year agreement for the supply of certain gases commencing in 2002. This contract requires the Company to pay a minimum monthly amount on a take or pay basis. Commitments under this contract total approximately $5.4 million per year and are subject to escalation.

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

         The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $850,000 and the installation of a liner for a surface impoundment estimated to cost $1,550,000. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

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

         On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss.

         In addition to the above-described matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business. A liability has been established for an amount, which the Company believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of the Company in a particular quarter or annual period; however, the Company believes that the effect of such matters will not have a material adverse effect on the Company's consolidated financial position.

         On September 7, 2000 WCI entered into a non-binding letter of intent with Acme Steel and Acme Metals Incorporated ("Acme Metals"), pursuant to which WCI would acquire substantially all of Acme Steel's assets and assume certain liabilities related to Acme Steel's integrated coke, iron and steel production business. The acquisition would not include Acme Packaging Corporation ("Acme Packaging") and Alpha Tube Corporation ("Alpha Tube"), which are subsidiaries of Acme Metals, or Acme Steel's cold reduction mill and a certain slitting machine. WCI would assume normal operating liabilities, certain employee related liabilities, certain costs associated with a contemplated reline of Acme Steel's blast furnace and certain environmental liabilities, including the assumption of $15.5 million in liabilities under certain environmental improvement bonds. The cash portion of the purchase price for the acquired assets would be $116,400,000. In addition, WCI would deliver and assign Acme Metals 10.875% Senior Unsecured Notes having a principal amount of $59,425,000 owned by WCI and affiliates and assume certain liabilities, as outlined above. The purchase price would be subject to working capital and other adjustments. The letter of intent provides that any transaction would be conditioned upon, among other things, the negotiation of a new collective bargaining agreement and Acme Packaging and Alpha Tube entering into supply agreements with WCI pursuant to which WCI would provide them with steel products. WCI has not yet determined how the transaction would be financed.

         Acme Steel, Acme Metals and certain of their affiliates are debtors in a chapter 11 case pending before the United States Bankruptcy Court for the district of Delaware. On September 28, 2000, the Bankruptcy Court approved Acme Steel's motion seeking approval of certain bidding procedures, including provisions for the payment of a break-up fee and expense reimbursement in certain circumstances if the Bankruptcy Court approves either a sale of the assets to a competing bidder or a plan of reorganization for Acme Steel that does not include a sale of the assets to WCI. WCI is conducting a full due diligence review and is negotiating towards the execution of a definitive purchase agreement. There is no certainty at this time that the due diligence review will be satisfactory, that WCI will be successful in negotiating a definitive purchase agreement or that any such transaction will be completed if a definitive agreement is reached.

(13)  SELECTED QUARTERLY DATA (UNAUDITED)

         The following is a summary of unaudited quarterly results for the years ended October 31, 2000 and 1999:


                                                                                     THREE MONTHS ENDED 2000
                                                        JANUARY 31          APRIL 30           JULY 31           OCTOBER 31
                                                        ----------         ---------          ---------          ----------
                                                                                    (Dollars in thousands)
         Net sales ..........................           $141,212           $156,149           $140,726           $ 122,602
         Gross margin .......................             22,032             24,941             18,468               7,771
         Net income (loss) ..................              7,586              8,022              2,400              (7,706)

                                                                                     THREE MONTHS ENDED 1999
                                                        JANUARY 31          APRIL 30           JULY 31           OCTOBER 31
                                                        ----------         ---------          ---------          ----------
                                                                                    (Dollars in thousands)
         Net sales ..........................           $ 110,227          $139,115           $143,086           $139,191
         Gross margin .......................               8,413            17,263             23,691             14,132
         Net income (loss) ..................              (3,383)              615              6,491              2,140

         During the three months ended January 31, 1999, the Company recognized an income tax benefit of $4,558,000 as a result of the subchapter S election described in Note 1(g). During the three months ended October 31, 2000 and 1999 the Company recorded a (charge) benefit of ($2,060,000) and $5,662,000, respectively, under the LIFO inventory valuation method. In addition, during the three months ended January 31, 2000 and October 31, 1999, the Company recorded a gain of $2,842,000 and $5,046,000, respectively, as a result of an agreement with the USWA, which permits the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly-owned subsidiary of Renco Steel Holdings, Inc.) as of October 31, 2000 and 1999, and the related consolidated statements of income, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/S/ KPMG LLP

KPMG LLP

Cleveland, Ohio
November 29, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                  PART III


ITEM 10.  DIRECTORS AND OFFICERS

         The following table sets forth certain information regarding the directors and executive officers of Renco Steel:

Name                               Age    Position
Ira Leon Rennert..................  66    Chairman of the Board and Director
James N. Chapman..................  38    President
Roger L. Fay......................  55    Vice President and
                                            Chief Financial Officer

         Ira Leon Rennert has been Chairman, Chief Executive Officer and principal shareholder of Renco Steel's parent company, Renco (including predecessors), since Renco's first acquisition in 1975, and Chairman of Renco Steel since its inception and of WCI since its formation in 1988. Renco holds controlling interests in a number of manufacturing and mining concerns operating in businesses not competing with the Company, including Renco Metals, Inc., AM General Corporation and The Doe Run Resources Corporation, for all of which he serves as a Director. Mr. Rennert also serves as a Director of Lodestar Holdings, Inc. in which he indirectly holds a controlling interest.

         James N. Chapman has been President of Renco Steel since its inception and Vice President--Investment Banking of Renco since December 1996. Prior to joining Renco, Mr. Chapman was a Principal with the investment banking firm of Fieldstone FPCG Services, L.P. from August 1990 through May 1996. Mr. Chapman is a director of Coinmach Laundry Corporation.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of January 26, 2001 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of Renco Steel during the last fiscal year, and by all directors and executive officers of Renco Steel as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                 Beneficial Ownership
                                                                as of January 26, 2001
                                                                -----------------------
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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of January 26, 2001, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco purchased the Senior Secured Notes in a series of transactions beginning in late November 2000. Renco will receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes.

         Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2001 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 2000, WCI incurred management fees in the amount of $1,200,000. WCI believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which WCI could obtain such services from unaffiliated entities.

         Under the terms of a tax sharing agreement, between WCI and Renco Steel, income taxes are allocated to WCI on a separate return basis except that transactions for the purchase of goods and services between WCI and its subsidiaries and Renco and its other subsidiaries are accounted for on a cash basis rather than on an accrual basis and WCI does not receive the benefit of net operating tax loss carryforwards, unless such tax losses were generated by the net tax timing differences between WCI's financial reporting and tax return treatment in calculating the allocation of income taxes. Renco Steel has agreed to indemnify WCI for any tax imposed on or paid by WCI in excess of the amount payable by WCI and its subsidiaries under the tax sharing agreement. On January 15, 1999 Renco elected subchapter S tax treatment effective November 1, 1998. At the same time, Renco elected for Renco Steel and WCI to be treated as qualified subchapter S subsidiaries (QSSS). While in this status, the activity within the tax sharing agreement will be applicable only to prior years audit adjustments and/or current and future year state filings where QSSS is not recognized and multiple Renco subsidiaries operate.

         To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including WCI, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability, workers' compensation (other than Ohio for which the Company is self insured) and casualty umbrella. The premiums for director and officer, fidelity, fiduciary, property, business interruption, and casualty umbrella are allocated by Renco substantially as indicated in the underlying policies. General and product liability, auto liability and workers' compensation coverage (excluding the Ohio self-insured program) are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Renco subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier's audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Renco subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Renco subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum. WCI has not been required to make any payments under this provision.

         In fiscal 2000, WCI incurred costs of approximately $2.0 million under the Renco insurance program. WCI believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

         During 2000, WCI purchased approximately $0.9 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. The Company believes that such purchases were on an arm's length basis at a price no less favorable than at which the Company could obtain from unaffiliated entities.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Documents Filed as a Part of This Report.

1. Consolidated Financial Statements.

The consolidated financial statements listed below together with the reports thereon of the independent auditors dated January 25, 2001 and November 29, 2000 for the Company and WCI respectively, are included in this report for ITEM 8. and is incorporated by reference herein.

         THE COMPANY

         Consolidated Balance Sheets at October 31, 2000 and 1999.

         Consolidated Statements of Operations for the fiscal years ended
          October 31, 2000, 1999 and 1998.

         Consolidated Statements of Shareholder's Deficit for the fiscal years ended October 31, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the fiscal years ended
          October 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

         WCI

         Consolidated Balance Sheets at October 31, 2000 and 1999.

         Consolidated Statements of Income for the fiscal years ended October
          31, 2000, 1999 and 1998.

         Consolidated Statements of Shareholder's Equity (Deficit) for the fiscal years ended October 31, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the fiscal years ended
          October 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

2. Financial Statement Schedule.

         Independent Auditors' Report on Financial Statement Schedule.

         Schedule II -- Valuation and Qualifying Accounts.

3. Exhibits Required to be Filed by Item 601 of Regulation S-K.

         The information called for by this paragraph is contained in the
         Exhibit Index of this report which is incorporated herein by reference.

(b) Reports on Form 8-K.

During the three months ended October 31, 2000 the Company filed a Form 8-K, Other Events, on September 20, 2000 which is incorporated herein by reference.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



To the Shareholder and Board of Directors
Renco Steel Holdings, Inc. and Subsidiaries:


Under date of January 25 2001, we reported on the consolidated balance sheets of Renco Steel Holdings, Inc. and subsidiaries and predecessor as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's deficit, and cash flows for each of the years in the three-year period ended October 31, 2000, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II -- Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of Renco Steel Holdings, Inc.'s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ KPMG LLP
-------------------------

KPMG LLP

Cleveland, Ohio
January 25, 2001

          RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                                    ADDITIONS
                                                                  BALANCE AT  ------------------------          BALANCE AT
                                                                  BEGINNING   CHARGED TO  CHARGES TO  DEDUCTIONS    END
         CLASSIFICATION                                            OF YEAR    EXPENSE (b)   OTHER        (c)      OF YEAR
         --------------                                           ----------- ----------- ----------  ---------- ---------
         ALLOWANCE FOR DOUBTFUL ACCOUNTS (a):
         Year ended October 31, 2000 .......................       $  874       $  37        $ --        $ 161        $750

         Year ended October 31, 1999 .......................          904         (84)         --          (54)        874

         Year ended October 31, 1998 .......................        1,627        (475)         --          248         904

-------------------------

(a) Allowance for doubtful accounts is shown as a reduction of accounts receivable in the Company's Consolidated Financial Statements.

(b)      Charges (credits) to expense for the provision for doubtful accounts.

(c) Net of trade receivables written-off and recoveries of prior year writeoffs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of January, 2001.

                               RENCO STEEL HOLDINGS, INC.

                                  By:   /s/ Ira Leon Rennert
                                            ---------------
                                            Ira Leon Rennert
                                            Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of January, 2001.

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
                  December 14, 1993, among Renco Steel, Inc. (which subsequently was merged into WCI), as issuer, WCI as guarantor, and Shawmut
                  Bank Connecticut, National Association (now known as State
                  Street Bank and Trust Company), as trustee, relating to the 10
                  1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior
                  Notes Due 2002, Series B of WCI (containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior
                  Notes).(3a)

4.3      --       Indenture, dated as of November 27, 1996, between WCI as
                  issuer, and Fleet National Bank (now known as State Street
                  Bank and Trust Company), as trustee, relating to the 10%
                  Senior Secured Notes due 2004, Series A, and the 10% Senior
                  Secured Notes due 2004, Series B of WCI Steel, Inc.
                  (containing, as exhibits, specimens of the Series A Senior
                  Secured Notes and Series B Senior Secured Notes).(3b)

EXHIBIT
  NO.                                                DESCRIPTION
----------------------------------------------------------------------------

10.1     --       Second Amended and Restated Loan and Security Agreement, dated
                  July 30, 1999, between WCI Steel, Inc. and Congress Financial
                  Corporation.(6)

10.1.1   --       Guarantee, dated as of October 31, 1997, by WCI Steel
                  Production Control Services Inc., WCI Steel Metallurgical
                  Services Inc., WCI and Niles Properties, Inc. in favor of
                  Congress Financial Corporation, as lender and agent, and BankAmerica Business Credit, Inc. as lender.(4)

10.1.2   --       Guarantee, dated as of October 31, 1997, by WCI Steel
                  Production Control Services Inc., WCI Steel Metallurgical
                  Services Inc. and Niles Properties, Inc. in favor of Congress
                  Financial Corporation, as lender and agent, and BankAmerica
                  Business Credit, Inc. as lender.(4)

10.2     --       Intercreditor Agreement, dated November 27, 1996, between
                  Fleet National Bank and Congress Financial Corporation.(3c)

10.2.9   --       Net Worth Appreciation Agreement effective June 1, 1999
                  between WCI Steel, Inc. and John P. Jacunski.(7)

10.2.10  --       Amended and Restated Net Worth Appreciation Participation
                  Agreement, as of January 15, 1999, Between WCI Steel, Inc. and
                  Edward R. Caine.(8)

10.2.11  --       Amended and Restated Net Worth Appreciation Participation
                  Agreement, as of January 15, 1999, Between WCI Steel, Inc. and
                  Patrick T. Tatom.(8)

10.2.12  --       Amended and Restated Net Worth Appreciation Participation
                  Agreement, as of January 15, 1999, Between WCI Steel, Inc. and
                  Patrick T. Kennedy.(8)

10.2.13  --       Amended and Restated Net Worth Appreciation Participation
                  Agreement, as of January 15, 1999, Between WCI Steel, Inc. and
                  Brian J. Mitchell.(8)

10.2.14  --       Amended and Restated Net Worth Appreciation Participation
                  Agreement, as of January 15, 1999, Between WCI Steel, Inc. and
                  David A. Howard.(8)

10.3     --       Intercreditor Agreement, dated November 27, 1996, among Fleet
                  National Bank, Bank One Trust Company, N.A. and WCI.(3d)

10.4     --       Indemnification Agreement, dated as of November 27, 1996,
                  between WCI and Bank One Trust Company, N.A.(3e)

10.5     --       Agreement, dated June 11, 1990, between the City of
                  Youngstown, Ohio and Youngstown Sinter Company (with UDAG
                  Grant Agreement).(1)

10.8     --       Pledge Agreement, dated as of February 3, 1998, by the
                  Registrant, as pledgor, in favor of State Street Bank and Trust Company, as trustee.(5)

EXHIBIT
  NO.                                                DESCRIPTION
----------------------------------------------------------------------------

21       --       List of Subsidiaries of Registrant.(5)

27       --       Financial Data Schedule.


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

(7) Incorporated by reference to WCI's Form 10-K for the fiscal year ended October 31, 1999 (File No. 333-18019).

(8) Incorporated by reference to WCI's Form 10-Q for the quarterly period ended April 30, 2000.