Form 10-Q
period 2001-01-31
RENCO STEEL HOLDINGS INC
filed 2001-03-15
CIK 1057959

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

For the quarterly period ended January 31, 2001.

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

                                          [ ]  Yes     [X]  No

         As of March 15, 2001, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

--------------------------------------------------------------------------------

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                        --------------------------------

                                                                        Page No.
                                                                        --------
PART I   FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS OF RENCO STEEL HOLDINGS, INC.

                  Consolidated Balance Sheets as of
                  January 31, 2001 and October 31, 2000.                       3

                  Consolidated Statements of Operations for the
                  three months ended January 31, 2001 and 2000.                4

                  Consolidated Statements of Cash Flows for the
                  three months ended January 31, 2001 and 2000.                5

                  Notes to Consolidated Financial Statements.                  6


                  FINANCIAL STATEMENTS OF WCI STEEL, INC.

                  Consolidated Balance Sheets as of
                  January 31, 2001 and October 31, 2000.                      11

                  Consolidated Statements of Operations for the
                  three months ended January 31, 2001 and 2000.               12

                  Consolidated Statements of Cash Flows for the
                  three months ended January 31, 2001 and 2000.               13

                  Notes to Consolidated Financial Statements.                 14


  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         17

  Item 3.         Quantitative and Qualitative Disclosure About
                  Market Risk                                                 23

PART II           OTHER INFORMATION

  Item 1.         Legal Proceedings                                           24

  Item 4.         Submission of Matters to a Vote of Security Holders         24

  Item 6.         Exhibits and Reports on Form 8-K                            24

                  Signatures                                                  25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                ( Dollars in thousands, except per share amount )

                                                      January 31,    October 31,
                                                         2001           2000
                                                       ---------      ---------
                                                      (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ......................     $  71,948      $  90,607
  Other investments ..............................         1,854          7,514
  Accounts receivable, less allowances for
    doubtful accounts of $2,800 and $750,
    respectively .................................        45,121         47,599
  Inventories ....................................        97,804         97,021
  Prepaid expenses ...............................         1,173          1,076
                                                       ---------      ---------
       Total current assets ......................       217,900        243,817
Property, plant and equipment, net ...............       241,888        245,454
Excess of cost over acquired net assets, net .....        11,222         11,357
Intangible pension asset, net ....................        20,766         22,283
Other assets, net ................................         9,280         18,259
                                                       ---------      ---------
       Total assets ..............................     $ 501,056      $ 541,170
                                                       =========      =========
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt ..............     $     130      $     128
  Accounts payable ...............................        43,681         47,199
  Accrued liabilities ............................        49,676         54,138
                                                       ---------      ---------
       Total current liabilities .................        93,487        101,465

Long-term debt, excluding current portion ........       420,971        420,988
Postretirement health care benefits ..............       115,065        112,130
Pension benefits, excluding current portion ......        37,682         36,381
Other liabilities ................................        12,335         11,756
                                                       ---------      ---------
       Total liabilities .........................       679,540        682,720
                                                       ---------      ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding ............            --             --
  Additional paid-in capital .....................           280            280
  Accumulated deficit ............................      (178,764)      (141,830)
                                                       ---------      ---------
       Total shareholder's deficit ...............      (178,484)      (141,550)
Commitments and contingencies ....................            --             --

       Total liabilities and
            shareholder's deficit ................     $ 501,056      $ 541,170
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three months
                                                          ended January 31,
                                                       2001             2000
                                                     ---------        ---------
Net sales ....................................       $  98,191        $ 141,212

Operating costs and expenses
 Cost of products sold .......................         101,969          119,108
 Depreciation and amortization ...............           6,606            6,745
 Selling, general and
  administrative expenses ....................           5,828            4,348
                                                     ---------        ---------
                                                       114,403          130,201
                                                     ---------        ---------
Operating (loss) income ......................         (16,212)          11,011
                                                     ---------        ---------
Other income (expense)
 Interest expense ............................         (11,398)         (11,409)
 Interest, investment
  and other (expense) income, net ............          (9,324)           5,192
                                                     ---------        ---------
                                                       (20,722)          (6,217)
                                                     ---------        ---------
(Loss) income before income taxes ............         (36,934)           4,794
Income tax benefit (expense) .................              --               --
                                                     ---------        ---------
  Net (loss) income ..........................       $ (36,934)       $   4,794
                                                     =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Three months
                                                             ended January 31,
                                                             2001        2000
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income ....................................   $(36,934)   $  4,794
  Adjustments to reconcile net (loss) income
   to net cash used by operating activities
         Depreciation and amortization .................      5,867       6,011
         Amortization of deferred maintenance costs ....        739         734
         Amortization of financing costs ...............        473         473
         Postretirement health care benefits ...........      2,935       2,856
         Pension benefits ..............................      1,941       1,630
         Provision for losses on accounts receivable ...      2,050          --
         Deferred income taxes .........................         --        (243)
         Gain on other investments .....................       (140)     (1,375)
         Other .........................................         32       1,030
         Impairment of other assets ....................     10,836          --
  Cash provided (used) by changes in certain
   assets and liabilities
         Accounts receivable ...........................        428      (4,361)
         Inventories ...................................       (783)    (11,931)
         Prepaid expenses and other assets .............     (3,152)       (447)
         Accounts payable ..............................     (3,520)     (2,817)
         Accrued liabilities ...........................     (3,584)     (3,737)
         Other liabilities .............................        581         550
                                                           --------    --------
         Net cash used by operating activities .........    (22,231)     (6,833)
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment ...........     (2,197)     (2,768)
  Other investments, net ...............................      5,800       4,752
                                                           --------    --------
         Net cash provided by investing activities .....      3,603       1,984
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt .................        (31)        (30)
                                                           --------    --------
         Net cash used by financing activities .........        (31)        (30)
                                                           --------    --------
Net decrease in cash and cash equivalents ..............    (18,659)     (4,879)
Total cash and cash equivalents at
 beginning of period ...................................     90,607      80,004
                                                           --------    --------
Total cash and cash equivalents at
 end of period .........................................   $ 71,948    $ 75,125
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest ...............................   $ 15,155    $ 15,166
  Cash paid for income taxes ...........................         --          --

The accompanying notes are an integral part of these consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended January 31, 2001 and 2000
                                  ( Unaudited )

NOTE 1: BASIS OF PRESENTATION

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

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 2000.

NOTE 2: CASH AND CASH EQUIVALENTS

         Cash and cash equivalents of Renco Steel and WCI include cash on hand and short-term investments with maturities of three months or less from the date of acquisition. Renco Steel is generally restricted from utilizing the cash and cash equivalents of WCI under the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004, except as permitted for the distribution of dividends to Renco Steel. The unrestricted cash amounts at January 31, 2001 and October 31, 2000 were $6.9 million and $1.1 million, respectively.

NOTE 3: OTHER INVESTMENTS

         The Company has from time to time invested in various limited partnerships which invest in a variety of financial assets, including equity, debt, and derivative securities. The Company was invested in one such limited partership on January 31, 2001. Because of the nature of the underlying investments, the Company's investment is subject to a high degree of risk, including, but not limited to, credit risk, interest rate risk, foreign currency exchange risk, and equity price risk. The Company does not have any off balance sheet risk with respect to this investment, and thus its risk is limited to the amount of this investment. The limited partnership permits annual withdrawal on December 31 of any year, upon 45 days notice and has also permitted Renco Steel to make interim withdrawals in the past though it is not required to do so. Accordingly, this investment has been classified as a current asset in the accompanying balance sheet as of January 31, 2001. Renco Steel accounts for its investment in the limited partnership under the equity method and includes its pro-rata share of the partnership's realized and unrealized gains in investment income.

         The Company's consolidated statements of operations include earnings under the equity method of $0.1 million and $0.2 million for the three months ended January 31, 2001 and January 31, 2000, respectively.

NOTE 4: INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at January 31, 2001 and October 31, 2000 was as follows:

                                                       January 31,     October 31,
                                                          2001            2000
                                                       (Unaudited)
                                                        --------        --------
                                                         (Dollars in thousands)
Raw materials ..................................        $ 43,739        $ 38,873
Finished and semi-finished product .............          57,706          60,785
Supplies .......................................              89              74
                                                        --------        --------
                                                         100,534          99,732
Less LIFO reserve ..............................           2,730           2,711
                                                        --------        --------
                                                        $ 97,804        $ 97,021
                                                        ========        ========

NOTE 5: ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

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

         WCI is subject to consent decrees as a result of two civil actions instituted by the Department of Justice, on behalf of the Environmental Protection Agency ("EPA"). These consent decrees require WCI to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

         As a condition of a previous Resource Conservation and Recovery Act ("RCRA") operating permit, WCI is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation ("RFI"), and has submitted its report to the EPA. WCI believes that additional sampling will be required to complete a full RFI and will negotiate the extent of the second phase with the EPA. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

         On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America ("USWA") in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act ("ERISA"), the National Labor Relations Act ("NLRA") and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. On appeal by the plaintiffs, in March 1999 the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the district court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss.

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

NOTE 6: SEGMENT REPORTING

         The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes resource allocation decisions and evaluates segment operating performance.

         In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosure is presented on this basis for the three months ended January 31, 2001 and January 31, 2000, respectively.

         All revenues are generated by WCI. Geographic revenues are based on the region in which the customer invoice was generated and all revenue was generated within the United States. The Company measures segment profit for internal reporting purposes as net income (loss). A reconciliation of segment income to consolidated net income (loss) is presented below:

                                                         Three months ended
                                                             January 31,
                                                       2001              2000
                                                     --------          --------
WCI ........................................         $(32,510)         $  7,586
Other ......................................           (4,424)           (2,792)
                                                     --------          --------
         Total Consolidated ................         $(36,934)         $  4,794
                                                     ========          ========

NOTE 7: OTHER MATTERS

         LTV Corporation ("LTV") filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. WCI shipped 51,174 tons of steel to LTV Copperweld, a subsidiary of LTV, during fiscal year 2000 representing approximately 4.0% of WCI's total tonnage volume. In addition, WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI's facility in Warren, Ohio. As a result of the filing, WCI recorded a charge of $2.1 million in the first fiscal quarter of 2001 to reduce the amounts due from LTV to estimated net realizable value. WCI has an ongoing exposure to LTV with respect to the supply of steam from both a credit risk aspect and the uncertainty of actions that LTV may take due to the filing. Cessation of operations at the coke plant or termination of the contract for the supply of steam through reorganization proceedings, could have a material adverse effect on WCI's results of operations until such time as WCI would be able to install electrical generating equipment to convert the steam to a productive use. During fiscal year 2000, WCI recorded revenue of $10.2 million for the sale of steam to LTV. WCI continues to sell steam to LTV in the normal course of business.

         On September 7, 2000 WCI entered into a non-binding letter of intent with Acme Steel Company ("Acme Steel") and Acme Metals Incorporated ("Acme Metals"), pursuant to which WCI would acquire substantially all of Acme Steel's assets and assume certain liabilities. Acme Steel, Acme Metals and certain of their affiliates are debtors in a Chapter 11 case pending before the United States Bankruptcy Court for the District of Delaware. Due to the depressed condition of the steel industry and, as a result, Acme Steel's failure to meet certain conditions in the letter of intent, WCI will not consummate the acquisition of assets under the terms of the letter of intent. WCI continues to have interest in acquiring these assets and is exploring alternatives. Because of the recent performance of Acme Metals and the effect on the underlying value of its assets, the Company recorded a charge of $10.8 million during the quarter ended January 31, 2001 to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned predominantly by WCI and to a much lesser extent by Renco Steel.

                        WCI STEEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)

                                                          Jan. 31,     Oct. 31,
                                                           2001         2000
                                                         ---------    ---------
                                                        (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ..........................   $  65,051    $  89,478
  Accounts receivable, less allowances
   for doubtful accounts of $2,800 and $750,
   respectively ......................................      45,121       47,599
  Inventories ........................................      96,973       96,171
  Prepaid expenses and other current assets ..........       1,173        1,076
                                                         ---------    ---------
          Total current assets .......................     208,318      234,324

Property, plant and equipment, net ...................     199,777      202,578
Intangible pension asset, net ........................      24,084       25,677
Other assets, net ....................................       7,106       15,597
                                                         ---------    ---------
          Total assets ...............................   $ 439,285    $ 478,176
                                                         =========    =========
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt ..................   $     130    $     128
  Accounts payable ...................................      43,681       47,201
  Accrued liabilities ................................      42,910       50,571
                                                         ---------    ---------
          Total current liabilities ..................      86,721       97,900

Long-term debt, excluding current portion ............     301,219      301,252
Postretirement health care benefits ..................     114,532      111,584
Pension benefits .....................................      37,616       36,313
Other liabilities ....................................      12,336       11,756
                                                         ---------    ---------
          Total liabilities ..........................     552,424      558,805

Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
   5,000 shares authorized, none issued ..............          --           --
  Common stock, no par value, stated value
   $.01 per share, 40,000,000 shares
   authorized, 100 shares issued and
   outstanding .......................................          --           --
  Additional paid-in capital .........................         279          279
  Accumulated deficit ................................    (113,418)     (80,908)
                                                         ---------    ---------
          Total shareholder's equity (deficit)  ......    (113,139)     (80,629)
Commitments and contingencies ........................          --           --
                                                         ---------    ---------
          Total liabilities and
                   shareholder's equity (deficit) ....   $ 439,285    $ 478,176
                                                         =========    =========

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three months
                                                          ended January 31,
                                                        2001             2000
                                                     ---------        ---------
Net sales ....................................       $  98,191        $ 141,212
  Operating costs and expenses
    Cost of products sold ....................         102,040          119,180
    Depreciation and amortization ............           5,705            5,844
    Selling, general and
     administrative expenses .................           5,821            4,345
                                                     ---------        ---------
                                                       113,566          129,369
                                                     ---------        ---------
Operating (loss) income ......................         (15,375)          11,843
                                                     ---------        ---------
Other income (expense)
  Interest expense ...........................          (7,985)          (7,995)
  Interest income and other
    (expense) income, net ....................          (9,150)           3,738
                                                     ---------        ---------
                                                       (17,135)          (4,257)
                                                     ---------        ---------
Income (loss) before income taxes ............         (32,510)           7,586
Income tax (benefit) expense .................              --               --
                                                     ---------        ---------
         Net (loss) income ...................       $ (32,510)       $   7,586
                                                     =========        =========

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three months ended
                                                                January 31,
                                                             2001        2000
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ....................................   $(32,510)   $  7,586
  Adjustment to reconcile net (loss) income
   to net cash used by operating activities:
         Depreciation and amortization .................      4,966       5,110
         Amortization of deferred maintenance costs ....        739         734
         Amortization of financing costs ...............        323         322
         Postretirement health care benefits ...........      2,948       2,869
         Pension benefits ..............................      2,019       1,709
         Provision for losses on accounts receivable ...      2,050          --
         Impairment of other assets ....................     10,484          --
         Other .........................................         32       1,030
  Cash provided (used) by changes in certain
   assets and liabilities
         Accounts receivable ...........................        428      (4,361)
         Inventories ...................................       (802)    (11,950)
         Prepaid expenses and other assets .............     (3,152)       (332)
         Accounts payable ..............................     (3,520)     (2,817)
         Accrued liabilities ...........................     (6,784)     (7,212)
         Other liabilities .............................        580         550
                                                           --------    --------
         Net cash used by operating activities .........    (22,199)     (6,762)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...........     (2,197)     (2,768)
                                                           --------    --------
         Net cash used by investing activities .........     (2,197)     (2,768)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt .................        (31)        (30)
                                                           --------    --------
         Net cash used by financing activities .........        (31)        (30)
                                                           --------    --------
  Net decrease in cash and cash equivalents ............    (24,427)     (9,560)
  Cash and cash equivalents at
   beginning of period .................................     89,478      76,349
                                                           --------    --------
  Cash and cash equivalents at
   end of period .......................................   $ 65,051    $ 66,789
                                                           ========    ========
  Supplemental disclosure of cash flow
   information
         Cash paid for interest ........................   $ 15,155    $ 15,166
         Cash paid for income taxes ....................         --          --

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended January 31, 2001 and 2000
                                  ( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

         WCI Steel, Inc. ("Company" or "WCI') is a wholly-owned subsidiary of Renco Steel Holdings, Inc. ("Renco Steel") and an indirect wholly- owned subsidiary of The Renco Group, Inc. ("Renco"). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 2000.

NOTE 2 : INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. The composition of inventories at January 31, 2001 and October 31, 2000 was as follows:

                                                       January 31,     October 31,
                                                          2001            2000
                                                        --------        --------
                                                       (Unaudited)
                                                         (Dollars in Thousands)
Raw materials ..................................        $ 42,739        $ 38,873
Finished and semi-finished product .............          57,706          60,785
Supplies .......................................              89              74
                                                        --------        --------

                                                         100,534          99,732
Less LIFO reserve ..............................           3,561           3,561
                                                        --------        --------
                                                        $ 96,973        $ 96,171
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

         The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice, on behalf of the Environmental Protection Agency ("EPA"). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

         As a condition of a previous Resource Conservation and Recovery Act ("RCRA") operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation ("RFI"), and has submitted its report to the EPA. The Company believes that additional sampling will be required to complete a full RFI and will negotiate the extent of the second phase with the EPA. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

         On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America ("USWA") in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act ("ERISA"), the National Labor Relations Act ("NLRA") and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. On appeal by the plaintiffs, in March 1999 the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the district court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss.

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

NOTE 4 : OTHER MATTERS

         LTV Corporation ("LTV") filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. WCI shipped 51,174 tons of steel to LTV Copperweld, a subsidiary of LTV, during fiscal year 2000 representing approximately 4.0% of WCI's total tonnage volume. In addition, WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI's facility in Warren, Ohio. As a result of the filing, WCI recorded a charge of $2.1 million in the first fiscal quarter of 2001 to reduce the amounts due from LTV to estimated net realizable value. WCI has an ongoing exposure to LTV with respect to the supply of steam from both a credit risk aspect and the uncertainty of actions that LTV may take due to the filing. Cessation of operations at the coke plant or termination of the contract for the supply of steam through reorganization proceedings, could have a material adverse effect on WCI's results of operations until such time as WCI would be able to install electrical generating equipment to convert the steam to a productive use. During fiscal year 2000, WCI recorded revenue of $10.2 million for the sale of steam to LTV.

         On September 7, 2000 WCI entered into a non-binding letter of intent with Acme Steel Company ("Acme Steel") and Acme Metals Incorporated ("Acme Metals"), pursuant to which WCI would acquire substantially all of Acme Steel's assets and assume certain liabilities. Acme Steel, Acme Metals and certain of their affiliates are debtors in a Chapter 11 case pending before the United States Bankruptcy Court for the District of Delaware. Due to the depressed condition of the steel industry and, as a result, Acme Steel's failure to meet certain conditions in the letter of intent, WCI will not consummate the acquisition of assets under the terms of the letter of intent. WCI continues to have interest in acquiring these assets and is exploring alternatives. Because of the recent performance of Acme Metals and the effect on the underlying value of its assets, WCI recorded a charge of $10.5 million during the quarter ended January 31, 2001 to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000.

         Net sales for the three months ended January 31, 2001 were $98.2 million on 237,023 tons shipped, representing a 30.5% decrease in net sales and a 27.3% decrease in tons shipped compared to the three months ended January 31, 2000. Shipping volume for the 2001 period was lower due primarily to continued high levels of imported steel and lower customer demand. Net sales per ton shipped decreased 4.4% to $414 in the 2001 period compared to $433 for the 2000 period, with net selling prices down 7.2% offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 52.3% of total shipments for both the three months ended January 31, 2001 and the comparable period of 2000.

         On January 31, 2001, WCI's order backlog was approximately 150,000 net tons compared to approximately 276,000 net tons at January 31, 2000 and 144,000 net tons at October 31, 2000.

         The table below shows the WCI's product mix for the three months ended January 31, 2001 and January 31, 2000.

                                      Net Tons Shipped        Percent of Total
                                     -------------------     ------------------
                                     Three Months Ended      Three Months Ended
                                         January 31,             January 31,
                                       2001        2000       2001        2000
                                     -------     -------     ------      ------
CUSTOM PRODUCTS:
     Hot Rolled ................      76,963     112,812       32.5%       34.6%
     Cold Rolled ...............       4,049       4,047        1.7%        1.2%
     Coated products ...........      42,883      53,732       18.1%       16.5%
                                     -------     -------     ------      ------

Total Custom Products ..........     123,895     170,591       52.3%       52.3%

Total Commodity Products .......     113,128     155,452       47.7%       47.7%
                                     -------     -------     ------      ------

Total Steel Products ...........     237,023     326,043      100.0%      100.0%
                                     =======     =======     ======      ======

         The following table sets forth the percentage of WCI's net tons shipped to various markets for the three months ended January 31, 2001 and January 31, 2000.

                                                   Three Months Ended
                                                      January 31,
                  CUSTOMER CATEGORY                  2001     2000
         ----------------------------------------    ----     ----
         Conversion / further processing.........    52.1%    56.3%
         Steel service centers...................    22.2%    22.8%
         Construction............................    11.3%     8.8%
         Electrical equipment....................     4.9%     5.2%
         Direct automotive.......................     5.1%     3.7%
         Other...................................     4.4%     3.2%
                                                    -----    -----

           Total.................................   100.0%   100.0%
                                                    =====    =====

         Gross margin (loss) (sales less cost of goods sold) was ($3.8) million for the three months ended January 31, 2001 compared to gross margin of $22.1 million for the three months ended January 31, 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from significantly lower production volume and its effect on fixed operating costs per ton. Production volume during the first quarter of 2001 was approximately 62% of operating capacity compared to approximately 98% in the 2000 period.

         Operating income (loss) was ($16.2) million, or ($68) per ton, for the three months ended January 31, 2001 compared to operating income of $11.0 million, or $34 per ton, for the three months ended January 31, 2000. The operating loss for the 2001 period included a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company. (See "Note 7: Other Matters" above). The remaining decrease in operating income for the 2001 period reflects the lower gross margin discussed above.

         Interest, investment and other (expense) income, net was ($9.3) million for the three months ended January 31, 2001 compared to income of $5.2 million for the three months ended January 31, 2000. In the 2001 period the Company recorded a charge of $10.8 million to write down the carrying value of its investment in Acme Metals 10.875% Senior Unsecured Notes. (See "Note 7: Other Matters" above). Interest and investment income declined by $1.0 million in the first quarter of 2001 due to significantly lower returns from the limited partnership investment in the first quarter of 2001 compared to 2000, offset by slightly higher interest income on cash balances. In the 2000 period, WCI recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers, which permitted WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits.

         As a result of the items discussed above, the Company had (loss) income before taxes of ($36.9) million for the three months ended January 31, 2001 compared to $4.8 million for the three months ended January 31, 2000.

         Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Renco Steel

         In February 1998, Renco Steel issued $120.0 million 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes) which are secured by the stock of WCI. Interest on the Senior Secured Notes is payable semi- annually in arrears on February 1, and August 1 of each year.

         Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent general corporate overhead. Renco Steel has met these requirements through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness and from its cash and its investments, other than in WCI (Other Investments). Renco Steel had available cash and Other Investment balances of $2.2 million, net of cash appropriated for the February 1st interest payment, at January 31, 2001. Renco may also make contributions or advances to Renco Steel to meet its debt services obligations. Renco, however, has no obligation to do so. Renco has indicated it intends to support the working capital needs of Renco Steel in fiscal 2001.

         The ability of Renco Steel to meet its debt service obligations is dependent upon WCI's operating performance and financial results and the performance of Renco Steel's Other Investments. WCI's operating performance and financial results are subject to financial, economic, political, competitive and other factors, many of which are beyond the Company's control. In addition, WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI). Pursuant to the indenture, dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996 (Dividend Basket). As of January 31, 2001, WCI had a negative Dividend Basket of $40.3 million, therefore, WCI will not be permitted to pay dividends to Renco Steel until its earnings exceed such amount. WCI has reported that it expects to incur a loss in the second quarter of 2001 and such loss would increase the negative Dividend Basket. As a result, WCI does not expect to pay dividends to Renco Steel in 2001. Other than allowable dividends, WCI's assets may not be utilized by Renco Steel. Renco Steel has made the February 1, 2001 interest payment on its Senior Secured Notes using available cash and proceeds from the partial redemption of its Other Investments.

         The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens. The ability of Renco Steel to comply with such covenants will be dependent upon WCI's future performance.

         As of March 15, 2001, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco purchased the Senior Secured Notes in a series of transactions beginning in late November 2000. Renco will receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes.

         Cash used by operating activities was $22.2 million for three months ended January 31, 2001 compared to $6.8 million for the 2000 period. The decreased operating cash flow in the 2001 period compared to the 2000 period resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

         Cash provided by investing activities was $3.6 million in the quarter ending January 31, 2001 compared with $2.0 million in the quarter ending January 31, 2000. Renco Steel's proceeds from the sale of Other Investments were $5.8 million in 2001 and in 2000 the proceeds, net of purchases of Other Investments were $4.8 million. WCI's capital expenditures were $2.2 million and $2.8 million during the three months ended January 31, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001 subject to the need to reline the blast furnace. WCI expects to reline the blast furnace in six to eighteen months with an estimated cost of $10 million to $15 million. Capital expenditures in 2001 and 2000 have been funded through cash balances. At January 31, 2001, WCI had commitments for capital expenditures of approximately $1.8 million.

         Renco Steel paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the three months ended January 31, 2001.

         WCI

         WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of January 31, 2001 consisted of cash and cash equivalents of $65.1 million and available borrowing under its $100 million revolving credit agreement (Revolving Credit Facility of WCI).

         The Revolving Credit Facility of WCI has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 2003. As of January 31, 2001, WCI had no borrowings outstanding under the Revolving Credit Facility of WCI, with a borrowing limit of $81.6 million based on eligible inventories and receivables, net of $14.1 million in letters of credit outstanding or committed.

         Cash used by WCI's operating activities was $22.2 million for three months ended January 31, 2001 compared to $6.8 million for the 2000 period. The decreased operating cash flow in the 2001 period compared to the 2000 period resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

         Capital expenditures were $2.2 million and $2.8 million during the three months ended January 31, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001 subject to the need to reline the blast furnace. WCI expects to reline the blast furnace in six to eighteen months with an estimated cost of $10 million to $15 million. WCI has funded its capital expenditures in 2001 and 2000 through cash balances and cash provided by operating activities. At January 31, 2001, WCI had commitments for capital expenditures of approximately $1.8 million.

         The Revolving Credit Facility of WCI and the indenture governing the Senior Secured Notes of WCI contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios (including maintaining a minimum net worth, as defined, of a negative $150 million) and limitations on the incurrence of additional indebtedness. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control.

         WCI paid no dividends and was not permitted to do so under the Senior Secured Notes of WCI indenture during the three months ended January 31, 2001. WCI does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes of WCI indenture.

Trade Cases

         In July 2000, the U.S. Department of Commerce released a study that found illegal subsidies, dumping and discriminatory practices by foreign governments have distorted steel trade worldwide and harmed U.S. steelworkers and companies. In November 2000, the International Trade Commission concluded that a continuation of existing antidumping and countervailing duty orders on certain steel products from 16 countries was necessary to prevent further injury to the U.S. industry. On November 13, 2000, the domestic steel industry filed trade cases against dumped and subsidized imports of hot rolled carbon steel from 11 countries. On December 28, 2000, the U.S. International Trade Commission determined that there is a reasonable indication that the U.S. industry is materially injured by reason of imports of hot rolled steel products from those 11 subject countries. As a result of the Commission's affirmative determinations, the U.S. Department of Commerce will continue to conduct its investigations of imports of hot rolled steel products from the 11 countries, with its preliminary countervailing duty determinations due at any time and its preliminary antidumping duty determinations due on or about April 23, 2001.

Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS133"). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative

Instruments and Hedging Activities an amendment of FASB Statement No. 133," ("FAS138") which amended FAS133 and added guidance for certain derivative instruments and hedging activities. The new standard, FAS133 as amended by FAS138, requires recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to FAS133, which is covered by FAS138 establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts which provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company adopted FAS133 as amended by FAS138 effective November 1, 2000. The Company has forward purchase contracts for certain energy and coating metal commodities that qualify for the "normal purchase exception" provisions of FAS138. The adoption of FAS133 as amended by FAS138 had no material effect on either financial position or results of operations.

Outlook

         The domestic steel market continues to be negatively impacted by high levels of steel imports and a general slowing in the U.S. economy. A preliminary finding in the trade cases by the International Trade Commission, as described above, stated there is reasonable indication of injury to the domestic steel industry as a result of dumped and subsidized imports of hot rolled carbon steel. Although this preliminary finding is a positive first step in dealing with the import issues, imports are expected to continue to supply a significant portion of domestic demand in the foreseeable future until possible countervailing and antidumping duties could be implemented, if any. However, there can be no assurance that any such import remedies will be determined or implemented. WCI expects shipping volume to increase approximately 10% in the second fiscal quarter of 2001 from the record low experienced in the first quarter as customer inventory levels and demand stabilize. The industry, including WCI, has announced price increases ranging from $20 to $40 per ton effective in March 2001, however due to current pricing commitments and the effective date of the increases, the announced increases are not expected to significantly affect WCI's second quarter net sales prices. Due to the uncertainty in market conditions caused by the level of steel imports and the U.S. economy, no assurance can be given that the price increases announced will be realized. As a result of sales contracts which became effective January 1, 2001, WCI expects a slight decrease in average selling prices in the second quarter of 2001 compared to the first quarter. Production costs per ton are expected to decline slightly in the second quarter of 2001 compared to the first quarter as production rates increase modestly. As a result of these difficult market conditions, WCI expects to incur a loss for the second quarter of 2001. However, WCI expects to be able to maintain a significant liquidity position. At January 31, 2001 WCI was not permitted to pay dividends under the Senior Secured Notes of WCI indenture because as of that date, WCI had a negative Dividend Basket of $40.3 million. WCI would need to earn an amount exceeding the negative Dividend Basket before it is permitted to resume dividend payments. Renco Steel's liquidity will be significantly impacted by WCI's inability to pay dividends in the foreseeable future and expected losses in the 2nd quarter of 2001. Renco Steel has made the February 1, 2001 interest payment on its Senior Secured Notes using available cash and proceeds from the partial redemption of its Other Investments. Renco has indicated it intends to support the working capital needs of Renco Steel in fiscal 2001.

Forward-Looking Statements

         This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of pending environmental and other legal matters and the performance of the Other Investments. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward- looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         WCI is exposed to commodity price risk with respect to natural gas and zinc. WCI uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. WCI's market risk has not changed materially from that reported in the Company's Form 10-K for the fiscal year ended October 31, 2000.

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.

ITEM 1. LEGAL PROCEEDINGS

         For information as to the environmental matters and as to the employee litigation described in the Company's Form 10-K for the year ended October 31, 2000, see Part I, Note 5 to Item 1, Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 2, 2001, The Renco Group, Inc. as sole shareholder of Renco Steel Holdings, Inc., executed a written consent, in lieu of an annual meeting of shareholders, for the re-election of Ira Leon Rennert as chairman and sole director of Renco Steel Holdings, Inc.

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

         (a)      Exhibits:

                  No exhibits are included with this filing.

         (b)      Reports on Form 8-K:

                  No report on Form 8-K was filed during the quarter ended January 31, 2001.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RENCO STEEL HOLDINGS, INC.
                                            (registrant)


Date: March 15, 2001                        /s/ JAMES N. CHAPMAN
                                            ------------------------------
                                            James N. Chapman
                                            President
                                            (principal executive officer)


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