Form 10-Q
period 2001-04-30
RENCO STEEL HOLDINGS INC
filed 2001-06-13
CIK 1057959

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

For the quarterly period ended April 30, 2001.
                               -----------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to


Commission file number: 333-48245
                       --------------------

                           RENCO STEEL HOLDINGS, INC.
             ------------------------------------------------------
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

                                                    [ ]  Yes     [X]   No

         As of June 13, 2001, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

--------------------------------------------------------------------------------

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX
                        --------------------------------


                                                                        Page No.
                                                                        --------
PART I            FINANCIAL INFORMATION
---------------------------------------

 Item 1.          FINANCIAL STATEMENTS OF RENCO STEEL HOLDINGS, INC.
                  --------------------------------------------------

                  Consolidated Balance Sheets as of
                  April 30, 2001 and October 31, 2000.                         3

                  Consolidated Statements of Operations for the
                  three and six months ended April 30, 2001 and 2000.          4

                  Consolidated Statements of Cash Flows for the
                  six months ended April 30, 2001 and 2000.                    5

                  Notes to Consolidated Financial Statements.                  6


                  FINANCIAL STATEMENTS OF WCI STEEL, INC.

                  Consolidated Balance Sheets as of
                  April 30, 2001 and October 31, 2000.                        10

                  Consolidated Statements of Operations for the
                  three and six months ended April 30, 2001 and 2000.         11

                  Consolidated Statements of Cash Flows for the
                  six months ended April 30, 2001 and 2000.                   12

                  Notes to  Consolidated Financial Statements.                13


  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         16

  Item 3.         Quantitative and Qualitative Disclosures
                  About Market Risk                                           25

PART II           OTHER INFORMATION
-----------------------------------

  Item 1.         Legal Proceedings                                           26

  Item 6.         Exhibits and Reports on Form 8-K                            26

                  Signatures                                                  27

                  Exhibit Index                                               28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                 April 30,      October 31,
                                                   2001            2000
                                                 ---------      -----------
                                                (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents ................     $  67,936      $  90,607
  Other investments ........................         1,905          7,514
  Accounts receivable, less allowances for
    doubtful accounts of $3,050 and $750,
    respectively ...........................        49,378         47,599
  Inventories ..............................        87,853         97,021
  Prepaid expenses .........................         1,149          1,076
                                                 ---------      ---------
       Total current assets ................       208,221        243,817
Property, plant and equipment, net .........       235,102        245,454
Excess of cost over acquired net assets, net        11,087         11,357
Intangible pension asset, net ..............        19,250         22,283
Other assets, net ..........................         8,205         18,259
                                                 ---------      ---------
       Total assets ........................     $ 481,865      $ 541,170
                                                 =========      =========
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt ........     $     131      $     128
  Accounts payable .........................        41,824         47,199
  Accrued liabilities ......................        62,824         54,138
                                                 ---------      ---------
       Total current liabilities ...........       104,779        101,465

Long-term debt, excluding current portion ..       420,953        420,988
Postretirement health care benefits ........       114,931        112,130
Pension benefits, excluding current portion         33,846         36,381
Other liabilities ..........................        12,264         11,756
                                                 ---------      ---------
       Total liabilities ...................       686,773        682,720
                                                 ---------      ---------
Shareholder's deficit

  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding ......            --             --
  Additional paid-in capital ...............           280            280
  Accumulated deficit ......................      (205,188)      (141,830)
                                                 ---------      ---------
       Total shareholder's deficit .........      (204,908)      (141,550)
Commitments and contingencies ..............            --             --
                                                 ---------      ---------
       Total liabilities and
            shareholder's deficit ..........     $ 481,865      $ 541,170
                                                 =========      =========

See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                             Three months                   Six months
                                             ended April 30,               ended April 30,
                                          2001           2000            2001           2000
                                        ---------      ---------      ---------      ---------

Net sales .........................     $  99,268      $ 156,149      $ 197,459      $ 297,361


Operating costs and expenses
 Cost of products sold ............       100,953        131,137        202,922        250,245

 Depreciation and amortization ....         6,549          6,703         13,155         13,448

 Selling, general and
  administrative expenses .........         3,750          4,261          9,579          8,609

 Asset impairment and related
  charges (note 8) ................         3,909             --          3,909             --
                                        ---------      ---------      ---------      ---------
                                          115,161        142,101        229,565        272,302
                                        ---------      ---------      ---------      ---------
Operating (loss) income ...........       (15,893)        14,048        (32,106)        25,059
                                        ---------      ---------      ---------      ---------
Other income (expense)
 Interest expense .................       (11,398)       (11,395)       (22,795)       (22,804)
 Interest, investment and
  other (expense) income, net .....           867          1,365         (8,457)         6,557
                                        ---------      ---------      ---------      ---------
                                          (10,531)       (10,030)       (31,252)       (16,247)
                                        ---------      ---------      ---------      ---------

(Loss) income before income taxes .       (26,424)         4,018        (63,358)         8,812
Income tax benefit ................            --             --             --             --
                                        ---------      ---------      ---------      ---------

  Net (loss) income ...............     $ (26,424)     $   4,018      $ (63,358)     $   8,812
                                        =========      =========      =========      =========


See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         Six months
                                                                       ended April 30,
                                                                     2001          2000
                                                                   --------      --------

Cash flows from operating activities:
         Net (loss) income ...................................     $(63,358)     $  8,812
         Adjustments to reconcile net (loss) income
          to net cash provided by operating activities
                  Depreciation and amortization ..............       11,670        11,980
                  Amortization of deferred maintenance costs .        1,484         1,468
                  Amortization of financing costs ............          948           948
                  Postretirement health care benefits ........        6,601         5,261
                  Pension benefits ...........................        2,955         3,961
                  Provision for losses on accounts receivable         2,300            --
                  Deferred income taxes ......................           --          (243)
                  Gain on other investments ..................         (191)       (1,584)
                  Asset impairment and other charges .........       14,745            --
                  Other ......................................           84         1,105
         Cash provided (used) by changes in certain
          assets and liabilities
                  Accounts receivable ........................       (4,079)       (3,551)
                  Inventories ................................        9,167        (3,702)
                  Prepaid expenses and other assets ..........       (3,256)       (1,980)
                  Accounts payable ...........................       (5,377)       (6,359)
                  Accrued liabilities ........................        1,503         4,617
                  Other liabilities ..........................          508           649
                                                                   --------      --------
                  Net cash (used) provided by
                   operating activities ......................      (24,296)       21,382
                                                                   --------      --------
Cash flows from investing activities:
         Additions to property, plant and equipment ..........       (4,112)       (6,103)
         Other investments, net ..............................        5,800         4,753
                                                                   --------      --------
                  Net cash provided (used) by investing
                   activities ................................        1,688        (1,350)
                                                                   --------      --------
Cash flows from financing activities:
         Principal payments on long-term debt ................          (63)          (60)
                                                                   --------      --------
                  Net cash used by financing activities ......          (63)          (60)
                                                                   --------      --------
Net increase in cash and cash equivalents ....................      (22,671)       19,972
Total cash and cash equivalents at
 beginning of period .........................................       90,607        80,004
                                                                   --------      --------
Total cash and cash equivalents at end of period .............     $ 67,936      $ 99,976
                                                                   ========      ========
Supplemental disclosure of cash flow information

         Cash paid for interest ..............................     $ 21,849      $ 21,856
         Cash paid for income taxes ..........................           --            21

See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three and six months ended April 30, 2001 and 2000
                                  ( Unaudited )

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

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 2000.

NOTE 2: CASH AND CASH EQUIVALENTS

         Cash and cash equivalents of Renco Steel and WCI include cash on hand and short-term investments with maturities of three months or less from the date of acquisition. Renco Steel is generally restricted from utilizing the cash and cash equivalents of WCI under the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004, except as permitted for the distribution of dividends to Renco Steel. The unrestricted cash amounts at April 30, 2001 and October 31, 2000 were $0.3 million and $1.1 million, respectively.

NOTE 3: OTHER INVESTMENTS

         Renco Steel has from time to time invested in various limited partnerships which invest in a variety of financial assets, including equity, debt, and derivative securities. Renco Steel was invested in one such limited partership on April 30, 2001 and intends to fully redeem its investment in the third fiscal quarter to partially fund the August 1, 2001 Renco Steel interest payment. Because of the nature of the underlying investments, Renco Steel's investment is subject to a high degree of risk, including, but not limited to, credit risk, interest rate risk, foreign currency exchange risk, and equity price risk. Renco Steel does not have any off balance sheet risk with respect to this investment, and thus its risk is limited to the amount of this investment. This investment has been classified as a current asset in the accompanying balance sheet as of April 30, 2001. Renco Steel accounts for its investment in the limited partnership under the equity method and includes its pro- rata share of the partnership's realized and unrealized gains in investment income.

         The Company's consolidated statements of operations include unrealized earnings under the equity method of $0.2 million and $0.4 million for the six months ended April 30, 2001 and April 30, 2000 respectively, and $0.1 million and $0.2 million for the three months ended April 30, 2001 and April 30, 2000, respectively.

NOTE 4: INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 2001 and October 31, 2000 was as follows:


                                      April 30,   October 31,
                                        2001        2000
                                     (Unaudited)
                                     -----------  -----------
                                     (Dollars in thousands)

Raw materials ....................     $30,952     $38,873
Finished and semi-finished product      59,039      60,785
Supplies .........................          79          74
                                       -------     -------
                                        90,070      99,732
Less LIFO reserve ................       2,217       2,711
                                       -------     -------
                                       $87,853     $97,021
                                       =======     =======

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

         WCI is subject to consent decrees as a result of two civil actions instituted by the Department of Justice, on behalf of the Environmental Protection Agency ("EPA"). These consent decrees require WCI to complete certain supplemental environmental projects estimated to cost approximately $2.4 million which will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

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

   On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America ("USWA") in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act ("ERISA"), the National Labor Relations Act ("NLRA") and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. On appeal by the plaintiffs in March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the district court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss.

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

       In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosure is presented on this basis for the six months ended April 30, 2001 and April 30, 2000, respectively.

       All revenues are generated by WCI. Geographic revenues are based on the region in which the customer invoice was generated and all revenue was generated within the United States. The Company measures segment profit for internal reporting purposes as net income (loss). A reconciliation of segment income to consolidated net income (loss) is presented below:


                                          Six months ended
                                             April 30,
                                        2001          2000
                                      --------      --------

WCI .............................     $(54,718)     $ 15,608
Other ...........................       (8,640)       (6,796)
                                      --------      --------
               Total Consolidated     $(63,358)     $  8,812
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

NOTE 8:  ASSET IMPAIRMENT and RELATED CHARGES

         The Youngstown Sinter Company ("YSC"), a wholly-owned subsidiary of WCI, will idle its plant indefinitely effective July 15, 2001. YSC has been in operation since 1991 producing a clinker-type material ("Sinter") from steelmaking by-products such as slag and ore fines. The Sinter is then used as a substitute feed stock in WCI's blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

                        WCI STEEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                     April 30,       Oct. 31,
                                                       2001           2000
                                                     ---------      ---------
                                                    (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ....................     $  67,596      $  89,478
  Accounts receivable, less allowance
   for doubtful accounts of $3,050 and $750,
   respectively ................................        49,378         47,599
  Inventories ..................................        87,042         96,171
  Prepaid expenses and other current assets ....         1,149          1,076
                                                     ---------      ---------
          Total current assets .................       205,165        234,324

Property, plant and equipment, net .............       193,756        202,578
Intangible pension asset, net ..................        22,490         25,677
Other assets, net ..............................         6,167         15,597
                                                     ---------      ---------
          Total assets .........................     $ 427,578      $ 478,176
                                                     =========      =========
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities

  Current portion of long-term debt ............     $     131      $     128
  Accounts payable .............................        41,824         47,201
  Accrued liabilities ..........................        59,329         50,571
                                                     ---------      ---------
          Total current liabilities ............       101,284         97,900

Long-term debt, excluding current portion ......       301,186        301,252
Postretirement health care benefits ............       114,410        111,584
Pension benefits ...............................        33,781         36,313
Other liabilities ..............................        12,264         11,756
                                                     ---------      ---------
          Total liabilities ....................       562,295        558,805

Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
   5,000 shares authorized, none issued ........            --             --
  Common stock, no par value, stated value
   $.01 per share, 40,000,000 shares
   authorized, 100 shares issued and
   outstanding .................................            --             --
  Additional paid-in capital ...................           279            279
  Accumulated deficit ..........................      (135,626)       (80,908)
                                                     ---------      ---------
          Total shareholder's equity (deficit) .      (135,347)       (80,629)
Commitments and contingencies ..................            --             --
                                                     ---------      ---------
          Total liabilities and
          shareholder's equity (deficit) .......     $ 427,578      $ 478,176
                                                     =========      =========

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                          Three months                    Six months
                                          ended April 30,               ended April 30,
                                       2001           2000            2001           2000
                                     ------------------------      ------------------------
Net sales ......................     $  99,268      $ 156,149      $ 197,459      $ 297,361
  Operating costs and expenses
   Cost of products sold .......       101,026        131,208        203,066        250,388
   Depreciation and amortization         5,647          5,801         11,352         11,645
   Selling, general and
    administrative expenses ....         3,722          4,232          9,543          8,577
   Asset impairment and related
    charges (note 5) ...........         3,909             --          3,909             --
                                     ---------      ---------      ---------      ---------
                                       114,304        141,241        227,870        270,610
                                     ---------      ---------      ---------      ---------
  Operating income(loss) .......       (15,036)        14,908        (30,411)        26,751
                                     ---------      ---------      ---------      ---------
  Other income (expense)
   Interest expense ............        (7,983)        (7,981)       (15,968)       (15,976)
   Interest and other income
    (expense), net .............           811          1,095         (8,339)         4,833
                                     ---------      ---------      ---------      ---------
                                        (7,172)        (6,886)       (24,307)       (11,143)
                                     ---------      ---------      ---------      ---------
  Income (loss) before income
    taxes ......................       (22,208)         8,022        (54,718)        15,608
  Income tax (benefit) expense .            --             --             --             --
                                     ---------      ---------      ---------      ---------
  Net income (loss) ............     $ (22,208)     $   8,022      $ (54,718)     $  15,608
                                     =========      =========      =========      =========


See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                 Six months
                                                                ended April 30,
                                                              2001          2000
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ..............................     $(54,718)     $ 15,608
       Adjustments to reconcile net income (loss) to
       net cash provided by operating activities
         Depreciation and amortization ................        9,868        10,177
         Amortization of deferred maintenance costs ...        1,484         1,468
         Amortization of financing costs ..............          645           645
         Postretirement health care benefits ..........        6,626         5,286
         Pension benefits .............................        3,112         4,118
         Provision for losses on accounts receivable ..        2,300            --
         Asset impairment and other charges ...........       14,393            --
         Other ........................................           84         1,108
       Cash provided (used) by changes in certain
         assets and liabilities
         Accounts receivable ..........................       (4,079)       (3,551)
         Inventories ..................................        9,129        (3,741)
         Prepaid expenses and other assets ............       (3,256)       (1,628)
         Accounts payable .............................       (5,377)       (6,359)
         Accrued liabilities ..........................        1,574         4,419
         Other assets and liabilities, net ............          508          (980)
                                                            --------      --------
                  Net cash provided (used) by operating
                   activities .........................      (17,707)       28,198
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment ...       (4,112)       (6,103)
                                                            --------      --------
                  Net cash used by investing activities       (4,112)       (6,103)
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on long-term debt .........          (63)          (60)
         Dividends paid ...............................           --        (5,300)
                                                            --------      --------
                  Net cash used by financing activities          (63)       (5,360)
                                                            --------      --------

Net increase in cash and cash equivalents .............      (21,882)       16,735
Cash and cash equivalents at beginning of period ......       89,478        76,349
                                                            --------      --------

Cash and cash equivalents at end of period ............     $ 67,596      $ 93,084
                                                            ========      ========

Supplemental disclosure of cash flow information
         Cash paid for interest .......................     $ 15,324      $ 15,331
         Cash paid for income taxes ...................           --            21


See accompanying notes to consolidated financial statements

                        WCI STEEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three and six months ended April 30, 2001 and 2000
                                  ( Unaudited )


NOTE 1: BASIS OF PRESENTATION

         WCI Steel, Inc. ("Company" or "WCI') is a wholly-owned subsidiary of Renco Steel Holdings, Inc. ("Renco Steel") and an indirect wholly- owned subsidiary of The Renco Group, Inc. ("Renco"). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 2000.

NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. The composition of inventories at April 30, 2001 and October 31, 2000 was as follows:


                                      April 30,    October 31,
                                        2001         2000
                                     (Unaudited)
                                     -----------   -----------
                                      (Dollars in thousands)

Raw materials ....................     $30,952     $38,873
Finished and semi-finished product      59,039      60,785
Supplies .........................          79          74
                                       -------     -------
                                        90,070      99,732
Less LIFO reserve ................       3,028       3,561
                                       -------     -------
                                       $87,042     $96,171
                                       =======     =======


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

         The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice, on behalf of the Environmental Protection Agency ("EPA"). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost approximately $2.4 million which will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

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

         On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America ("USWA") in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act ("ERISA"), the National Labor Relations Act ("NLRA") and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. On appeal by the plaintiffs in March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the district court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss.

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

NOTE 4:  OTHER MATTERS

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

NOTE 5:  ASSET IMPAIRMENT and RELATED CHARGES

         The Youngstown Sinter Company ("YSC"), a wholly-owned subsidiary of WCI, will idle its plant indefinitely effective July 15, 2001. YSC has been in operation since 1991 producing a clinker-type material ("Sinter") from steelmaking by-products such as slag and ore fines. The sinter is then used as a substitute feed stock in WCI's blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                        Three Months Ended April 30, 2001
                         Compared to Three Months Ended
                                 April 30, 2000.

         Net sales for the three months ended April 30, 2001 were $99.3 million on 241,131 tons shipped, representing a 36.4% decrease in net sales and a 31.1% decrease in tons shipped compared to the three months ended April 30, 2000. Shipping volume for the 2001 period decreased due primarily to lower customer demand resulting from a general slowing in the U.S. economy. Net sales per ton shipped decreased 7.6% to $412 in the 2001 period compared to $446 for the 2000 period, with net selling prices down 11.7% offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 56.8% of total shipments for the three months ended April 30, 2001 compared to 50.6% for the three months ended April 30, 2000. On April 30, 2001, WCI's order backlog was approximately 158,000 net tons compared to approximately 234,000 net tons at April 30, 2000 and 144,000 net tons at October 31, 2000.

         The table below shows WCI's product mix for the three months ended April 30, 2001 and April 30, 2000.


                               Net Tons Shipped       Percent of Total
                             -------------------     ------------------
                              Three Months Ended     Three Months Ended
                                   April 30,             April 30,
                             -------------------     ------------------
                              2001        2000        2001       2000
                             -------     -------     -------    -------

CUSTOM PRODUCTS:
   Hot Rolled ..........      76,847     105,771        31.9%      30.2%
   Cold Rolled .........       4,325       4,658         1.8%       1.3%
   Coated products .....      55,610      66,747        23.1%      19.1%
                             -------     -------     -------    -------
Total Custom Products ..     136,782     177,176        56.8%      50.6%


Total Commodity Products     104,349     172,569        43.2%      49.4%
                             -------     -------     -------    -------

Total Steel Products ...     241,131     349,745       100.0%     100.0%
                             =======     =======     =======    =======

         The following table sets forth the percentage of WCI's net tons shipped to various markets for the three months ended April 30, 2001 and April 30, 2000.


                                           Three Months Ended
                                               April 30,
CUSTOMER CATEGORY                         2001           2000
-----------------------------          ------------------------
Conversion/further processing             47.0%           48.3%
Steel service centers .......             20.9%           26.4%
Construction ................             16.2%           11.9%
Electrical equipment ........              5.5%            4.8%
Direct automotive ...........              5.1%            4.9%
Other .......................              5.3%            3.7%
                                       -------         -------
         Total ..............            100.0%          100.0%


         Gross margin (loss) (sales less cost of products sold) was ($1.7) million for the three months ended April 30, 2001 compared to gross margin of $25.0 million for the three months ended April 30, 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from significantly lower production volume and its effect on fixed operating costs per ton. Production volume during the second quarter of 2001 was approximately 73% of operating capacity compared to approximately 98% in the 2000 period.

         Operating income (loss) was ($15.9) million, or ($66) per ton, for the three months ended April 30, 2001 compared to operating income of $14.0 million, or $40 per ton, for the three months ended April 30, 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above along with a charge of $3.9 million associated with YSC's announced indefinite idling of its operating facility by July 15, 2001. (See "Note 8:
Asset Impairment and Related Charges" above). Excluding the impairment charge, the operating loss was ($12.0) million, or ($50) per ton for the three months ended April 30, 2001.

         Interest, investment and other (expense) income, net was $0.9 million for the three months ended April 30, 2001 compared to $1.4 million for the three months ended April 30, 2000. Interest and investment income declined by $0.5 million in the second quarter of 2001 due to lower returns from the limited partnership investment and lower interest income from lower levels of cash and cash equivalent balances.

         As a result of the items discussed above, the Company had a loss before taxes of $26.4 million for the three months ended April 30, 2001 compared to income before taxes of $4.0 million for the three months ended April 30, 2000.

         Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

                         Six Months Ended April 30, 2001
                       Compared to Six Months Ended April
                                    30, 2000.

         Net sales for the six months ended April 30, 2001 were $197.5 million on 478,154 tons shipped, representing a 33.6 % decrease in net sales and a 29.2% decrease in tons shipped compared to the six months ended April 30, 2000. Shipping volume for the 2001 period was lower due primarily to lower customer demand resulting from a general slowing in the U.S. economy coupled with high levels of imported steel. Net sales per ton shipped decreased 6.1% to $413 in the 2001 period compared to $440 for the 2000 period, with net selling prices down 9.5% offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 54.6% of total shipments for the six months ended April 30, 2001 compared to 51.4% for the six months ended April 30, 2000.

         The table below shows WCI's product mix for the six months ended April 30, 2001 and April 30, 2000.


                                 Net Tons Shipped       Percent of Total
                               -------------------     ------------------
                                 Six Months Ended       Six Months Ended
                                    April 30,              April 30,
                                 2001       2000        2001       2000
                               -------     -------     -------    -------
CUSTOM PRODUCTS:
   Hot Rolled ............     153,810     218,583        32.2%      32.3%
   Cold Rolled ...........       8,374       8,705         1.8%       1.3%
   Coated products .......      98,493     120,479        20.6%      17.8%
                               -------     -------     -------    -------

Total Custom Products ....     260,677     347,767        54.6%      51.4%

Total Commodity Products .     217,477     328,021        45.4%      48.6%
                               -------     -------     -------    -------
Total Steel Products .....     478,154     675,788       100.0%     100.0%
                               =======     =======     =======    =======

The following table sets forth the percentage of WCI's net tons shipped to various markets for the six months ended April 30, 2001 and April 30, 2000.


                                            Six Months Ended
                                               April 30,
CUSTOMER CATEGORY                         2001           2000
-----------------------------          ------------------------
Conversion/further processing             49.5%           52.2%
Steel service centers .......             21.6%           24.7%
Construction ................             13.8%           10.4%
Electrical equipment ........              5.2%            5.0%
Direct automotive ...........              5.1%            4.3%
Other .......................              4.8%            3.4%
                                       -------         -------
         Total ..............            100.0%          100.0%
                                       =======         =======

         Gross margin (loss) (sales less cost of products sold) was ($5.5) million for the six months ended April 30, 2001 compared to gross margin of $47.1 million for the six months ended April 30, 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from significantly lower production volume and its effect on fixed operating costs per ton. Production volume during the six months ended April 30, 2001 was approximately 67% of operating capacity compared to approximately 98% in the 2000 period.

         Operating income (loss) was ($32.1) million, or ($67) per ton, for the six months ended April 30, 2001 compared to operating income of $25.1 million, or $37 per ton, for the six months ended April 30, 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above along with a charge of $3.9 million associated with YSC's announced indefinite idling of its operating facility by July 15, 2001 (See "Note 8: Asset Impairment and Related Charges" above) and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company (See "Note 7: Other Matters" above). Excluding these charges, the operating loss was ($26.1) million, or ($55) per ton for the six months ended April 30, 2001.

         Interest income and other income (expense), net was ($8.5) million for the six months ended April 30, 2001 compared to income of $6.6 million for the six months ended April 30, 2000. Investment income declined by $1.5 million in the first six months of 2001 due to significantly lower returns from the limited partnership investment as a result of lower amounts of invested capital. In the 2001 period the Company recorded a charge of $10.8 million to write down the carrying value of its investment in Acme Metals 10.875% Senior Unsecured Notes. In the 2000 period, WCI recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers, which permitted WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits.

         As a result of the items discussed above, the Company had a loss before taxes of $63.4 million for the six months ended April 30, 2001 compared to income before taxes of $8.8 million for the six months ended April 30, 2000.

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

         Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent general corporate overhead. Renco Steel has met these requirements through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness and from its cash and its investments, other than in WCI (Other Investments). Renco Steel had available cash and Other Investment balances of $2.2 million at April 30, 2001. Renco may also make contributions or advances to Renco Steel to meet its debt services obligations. Renco, however, has no obligation to do so. Renco has indicated it intends to support the working capital needs of Renco Steel in fiscal 2001.

         The ability of Renco Steel to meet its debt service obligations is dependent upon WCI's operating performance and financial results and the performance of Renco Steel's Other Investments. WCI's operating performance and financial results are subject to financial, economic, political, competitive and other factors, many of which are beyond the Company's control. In addition, WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI). Pursuant to the indenture, dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996 (Dividend Basket). As of April 30, 2001, WCI had a negative Dividend Basket of $62.5 million, therefore, WCI will not be permitted to pay dividends to Renco Steel until its future earnings exceed such amount. WCI has reported that it expects to incur a loss in the third quarter of 2001 and such loss would increase the negative Dividend Basket. As a result, WCI does not expect to pay dividends to Renco Steel in the foreseeable future. Other than allowable dividends, WCI's assets may not be utilized by Renco Steel. Renco Steel expects to meet the August 1, 2001 interest payment on its Senior Secured Notes with available cash, proceeds from the planned redemption of its Other Investments and an advance from Renco.

         The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens. The ability of Renco Steel to comply with such covenants will be dependent upon WCI's future performance.

         As of June 13, 2001, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes.

         Cash used by operating activities was $24.3 million for six months ended April 30, 2001 compared to cash provided by operating activities of $21.4 million for the 2000 period. The decreased operating cash flow in the 2001 period compared to the 2000 period resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

         Cash provided by investing activities was $1.7 million in the six months ended April 30, 2001 compared with cash used by investing activities of $1.4 million in the six months ended April 30, 2000. Renco Steel's proceeds from the sale of Other Investments were $5.8 million in 2001 and in 2000 the proceeds, net of purchases of Other

Investments were $4.8 million. WCI's capital expenditures were $4.1 million and $6.1 million during the six months ended April 30, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001. WCI expects to reline the blast furnace during the second calendar quarter of 2002 at an estimated cost of $10 million to $15 million. Capital expenditures in 2001 and 2000 have been funded through cash balances and cash provided by operating activities. At April 30, 2001, WCI had commitments for capital expenditures of approximately $3.1 million.

         Renco Steel paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the six months ended April 30, 2001.

         WCI

         WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of April 30, 2001 consisted of cash and cash equivalents of $67.6 million and available borrowing under its $100 million revolving credit agreement (Revolving Credit Facility of WCI).

         The Revolving Credit Facility of WCI has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 2003. As of April 30, 2001, WCI had no borrowings outstanding under the Revolving Credit Facility of WCI, with a borrowing limit of $76.3 million based on eligible inventories and receivables, net of $14.1 million in letters of credit outstanding or committed.

         Cash (used) provided by operating activities was ($17.7) million for the six months ended April 30, 2001 compared to $28.2 million for the 2000 period. The decreased operating cash flow in the 2001 period compared to the 2000 period resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

         Capital expenditures were $4.1 million and $6.1 million during the six months ended April 30, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001. WCI expects to reline its blast furnace during the second calendar quarter of 2002 at an estimated cost of $10 million to $15 million. WCI has funded its capital expenditures in 2001 and 2000 through cash balances and cash provided by operating activities. At April 30, 2001, WCI had commitments for capital expenditures of approximately $3.1 million.

         The Revolving Credit Facility of WCI and the indenture governing the Senior Secured Notes of WCI contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios. On April 30, 2001 WCI and its lenders under the Revolving Credit Facility of WCI agreed to amend the loan agreement to require WCI to maintain a minimum net worth, as defined, of not less than a negative $200 million instead of the previous minimum net worth requirement of not less than a negative $150 million. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control.

         WCI paid no dividends and was not permitted to do so under the Senior Secured Notes of WCI indenture during the six months ended April 30, 2001. WCI does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes of WCI indenture.

Postretirement Benefit Plans

         WCI provides postretirement health care and life insurance benefits to substantially all employees who retire from WCI upon meeting certain age and length of service eligibility requirements. As a result of the collective bargaining agreement effective September 1, 1999, WCI is permitted to pay current claims up to $8.8 million from a trust, after which time (expected to occur late in the third fiscal quarter or early in the fourth fiscal quarter of
2001) WCI will be required to pay claims from corporate assets. Claims paid by WCI or trust totaled $2.6 million, $4.4 million and $3.4 million during the six months ended April 30, 2001,and fiscal years 2000 and 1999, respectively.

         WCI has a defined benefit pension plan ("DBP") which covers substantially all bargained for employees. WCI expects to contribute approximately $7.2 million, $24.6 million and $15.4 million to the plan during 2001, 2002 and 2003, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. WCI contributed $4.2 million and $6.7 million to the plan during fiscal 2000 and fiscal 1999, respectively.

Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS133"). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133," ("FAS138") which amended FAS133 and added guidance for certain derivative instruments and hedging activities. The new standard, FAS133 as amended by FAS138, requires recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to FAS133, which is covered by FAS138 establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts which provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company adopted FAS133 as amended by FAS138 effective November 1, 2000. WCI has forward purchase contracts for certain energy and coating metal commodities that qualify for the "normal purchase exception" provisions of FAS138. The adoption of FAS133 as amended by FAS138 had no material effect on either financial position or results of operations.

Outlook

         The domestic steel market continues to be negatively impacted by high levels of steel imports and a general slowing of the economy. However, the recent interest rate cuts by the Federal Reserve are expected to strengthen the economy and lead to increased steel consumption later this year. In addition, service center inventories and car and light truck inventories have dropped significantly from their recent highs. While we are encouraged by the preliminary determinations recently announced by the U.S. Department of Commerce regarding the importation of hot-rolled carbon steel products and the initiation of an investigation of steel imports by the International Trade Commission under
Section 201 of the United States trade law, imports are expected to continue to supply a significant portion of domestic steel demand which will result in continued price pressure.

         The WCI's order entry rate has improved modestly and WCI expects shipping volume increases to approach approximately 10% in the third fiscal quarter of 2001 from the record lows experienced in the first and second quarters. Net sales prices are expected to be flat in the third quarter compared to the second quarter as price increases announced effective March 1, 2001 have generally not been successful. Custom products are expected to comprise approximately 54% of shipments in the third quarter compared to 56.8% in the second quarter. Per ton production costs are expected to decline slightly in the third quarter compared to the second quarter as the effect of production rate increases more than offset the effect of higher natural gas prices. As a result, WCI expects to incur a loss in the third quarter that is slightly less than that reported in the second quarter excluding special charges. While WCI expects its cash balance to decrease during the third quarter due to the $15 million coupon payment on the Senior Secured Notes of WCI, management of WCI believes that it has sufficient liquidity to support its operations.

         Renco Steel's liquidity is significantly impacted by WCI's expected losses and WCI's inability to pay dividends to Renco Steel for the foreseeable future. As of April 30, 2001, WCI would need to earn in excess of $62.5 million, the negative Dividend Basket amount, before it is permitted to resume dividend payments. Renco Steel expects to meet the August 1, 2001 interest payment on its Senior Secured Notes with available cash, proceeds from the planned redemption of its Other Investments and an advance from Renco.

Forward-Looking Statements

         This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; the outcome of legal matters; and the performance of the Other Investments. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         WCI is exposed to commodity price risk with respect to natural gas and zinc. WCI uses forward purchase contracts to manage the volatility related to these exposures. No contracts are entered into for speculative purposes. WCI's previously placed forward purchase contracts for natural gas expired in March 2001 requiring WCI to place new forward purchase contracts at higher market prices. Market prices for natural gas are currently approximately 50% higher than WCI's cost during the six months ended April 30, 2001. This increase will result in an increase of per ton production costs of approximately 2% in the third quarter of 2001 compared to the second quarter.

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.


ITEM 1. LEGAL PROCEEDINGS

         For information as to the environmental matters and as to the employee litigation described in the Company's Form 10-K for the year ended October 31, 2000, see Part I, Note 5 to Item 1, Financial Statements.

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

         Exhibits:

         (a) A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  On April 30, 2001, the Company filed a current report on Form 8-K, responding to Item 5. Other Events, to report material events that have occurred since the Company filed its quarterly report on Form 10-Q on March 15, 2001 for the three months ended January 31, 2001.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              RENCO STEEL HOLDINGS, INC.
                                              (registrant)



Date:  June 13, 2001                          /s/ JAMES N. CHAPMAN
                                              ------------------------------
                                              James N. Chapman
                                              President
                                              (principal executive officer)





                                              /S/ ROGER L. FAY
                                              ------------------------------
                                              Roger L. Fay
                                              Vice President and
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)

                           RENCO STEEL HOLDINGS, INC.

                                  EXHIBIT INDEX


         Exhibit Number                Description
         --------------                -----------

         10.1.3(1)            Amendment No. 1 dated April 30, 2001 to the Second
                              Amended and Restated Loan and Security Agreement dated July 30, 1999, between WCI Steel, Inc. and
                              Congress Financial Corporation.










----------
(1) Incorporated by reference to the WCI Steel, Inc. Form 10-Q report for the quarterly period ended April 30, 2001.