Form 10-Q
period 2001-07-01
RENCO STEEL HOLDINGS INC
filed 2001-09-18
CIK 1057959

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

For the quarterly period ended July 31, 2001.
                         -------------------
                               or

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

                                                              [ ] Yes     [X] No

         As of September 18, 2001, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

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
-------------------------------

  Item 1. FINANCIAL STATEMENTS OF RENCO STEEL HOLDINGS, INC.

          Consolidated Balance Sheets as of
          July 31, 2001 and October 31, 2000.                                 3

          Consolidated Statements of Operations for the
          three and nine months ended July 31, 2001 and 2000.                 4

          Consolidated Statements of Cash Flows for the
          nine months ended July 31, 2001 and 2000.                           5

          Notes to Consolidated Financial Statements.                         6


          FINANCIAL STATEMENTS OF WCI STEEL, INC.

          Consolidated Balance Sheets as of
          July 31, 2001 and October 31, 2000.                                11

          Consolidated Statements of Operations for the
          three and nine months ended July 31, 2001 and 2000.                12

          Consolidated Statements of Cash Flows for the
          nine months ended July 31, 2001 and 2000.                          13

          Notes to Consolidated Financial Statements.                        14


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                17

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                                  26

PART II   OTHER INFORMATION
---------------------------

  Item 1. Legal Proceedings                                                  27

  Item 6. Exhibits and Reports on Form 8-K                                   27

          Signatures                                                         28

          Exhibit Index                                                      29

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                         July 31,     October 31,
                                                          2001            2000
                                                       -----------    -----------
                                                       (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ......................     $  49,216      $  90,607
  Other investments ..............................            --          7,514
  Accounts receivable, less allowances for
    doubtful accounts of $3,200 and $750,
    respectively .................................        52,393         47,599
  Inventories ....................................        91,705         97,021
  Prepaid expenses ...............................           643          1,076
                                                       ---------      ---------
       Total current assets ......................       193,957        243,817

Property, plant and equipment, net ...............       233,568        245,454
Excess of cost over acquired net assets, net .....        10,951         11,357
Intangible pension asset, net ....................        17,734         22,283
Other assets, net ................................         8,287         18,259
                                                       ---------      ---------
       Total assets ..............................     $ 464,497      $ 541,170
                                                       =========      =========
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt ..............     $     181      $     128
  Accounts payable ...............................        48,517         47,199
  Accrued liabilities ............................        71,548         54,138
                                                       ---------      ---------
       Total current liabilities .................       120,246        101,465

Long-term debt, excluding current portion ........       421,156        420,988
Postretirement health care benefits ..............       116,605        112,130
Pension benefits, excluding current portion ......        18,924         36,381
Other liabilities ................................        12,214         11,756
                                                       ---------      ---------
       Total liabilities .........................       689,145        682,720
                                                       ---------      ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding ............            --             --
  Additional paid-in capital .....................         3,505            280
  Accumulated deficit ............................      (228,153)      (141,830)
                                                       ---------      ---------
       Total shareholder's deficit ...............      (224,648)      (141,550)
Commitments and contingencies ....................            --             --
                                                       ---------      ---------
       Total liabilities and
         shareholder's deficit ...................     $ 464,497      $ 541,170
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                            Three months               Nine months
                                           ended July 31,             ended July 31,
                                         2001        2000           2001         2000
                                      ----------------------     ----------------------
Net sales .........................   $ 109,989    $ 140,726     $ 307,448    $ 438,087

Operating costs and expenses
 Cost of products sold ............     112,755      122,185       315,677      372,430
 Depreciation and amortization ....       5,709        6,738        18,864       20,186
 Selling, general and
  administrative expenses .........       3,628        4,074        13,207       12,684
 Asset impairment and related
  charges (note 9) ................          --           --         3,909           --
                                      ---------    ---------     ---------    ---------
                                        122,092      132,997       351,657      405,300
                                      ---------    ---------     ---------    ---------
Operating (loss) income ...........     (12,103)       7,729       (44,209)      32,787
                                      ---------    ---------     ---------    ---------
Other income (expense)
 Interest expense .................     (11,418)     (11,395)      (34,213)     (34,200)
 Interest, investment and
  other income (expense), net .....         556        2,154        (7,901)       8,712
                                      ---------    ---------     ---------    ---------
                                        (10,862)       (9,241)     (42,114)     (25,488)
                                      ---------    ---------     ---------    ---------

(Loss) income before income taxes .     (22,965)      (1,512)      (86,323)       7,299
Income tax benefit ................          --           --            --           --
                                      ---------    ---------     ---------    ---------

  Net (loss) income ...............   $ (22,965)   $  (1,512)    $ (86,323)   $   7,299
                                      =========    =========     =========    =========


See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                          Nine months
                                                                         ended July 31,
                                                                    2001               2000
                                                                 ----------------------------
Cash flows from operating activities
         Net (loss) income ...................................   $(86,323)           $  7,299
Adjustments to reconcile net (loss) income
          to net cash provided by operating activities
                  Depreciation and amortization ..............     17,362              17,980
                  Amortization of deferred maintenance costs .      1,502               2,206
                  Amortization of financing costs ............      1,431               1,421
                  Postretirement health care benefits ........      9,875               8,832
                  Pension benefits ...........................      2,938               3,817
                  Provision for losses on accounts receivable       2,450                  --
                  Deferred income taxes ......................         --                (243)
                  Asset impairment and other charges .........     14,745                  --
                  Gain on other investments ..................       (204)             (1,807)
                  Other ......................................         93               1,150
         Cash provided (used) by changes in certain
          assets and liabilities
                  Accounts receivable ........................     (7,244)              4,920
                  Inventories ................................      5,316             (10,330)
                  Prepaid expenses and other assets ..........     (3,319)                419
                  Accounts payable ...........................      1,316              (7,670)
                  Accrued liabilities ........................     (4,760)             (1,326)
                  Other liabilities ..........................        458                 828
                                                                 --------            --------
                  Net cash (used) provided by
                   operating activities ......................    (44,364)             27,496
                                                                 --------            --------
Cash flows from investing activities
         Additions to property, plant and equipment ..........     (8,248)            (12,404)
         Gross proceeds from the sale of assets ..............        105                  --
         Other investments, net ..............................      7,717               4,752
                                                                 --------            --------
                  Net cash used by investing activities ......       (426)             (7,652)
                                                                 --------            --------
Cash flows from financing activities
         Net change in long-term debt ........................        174                 (90)
         Dividends paid ......................................         --              (3,250)
         Capital Contribution ................................      3,225                  --
                                                                 --------            --------
                  Net cash provided (used) by financing
                   activities ................................      3,399              (3,340)
                                                                 --------            --------
Net (decrease) increase in cash
 and cash equivalents ........................................    (41,391)             16,504
Total cash and cash equivalents at
 beginning of period .........................................     90,607              80,004
                                                                 --------            --------
Total cash and cash equivalents at end of period .............   $ 49,216            $ 96,508
                                                                 ========            ========
Supplemental disclosure of cash flow information
         Cash paid for interest ..............................   $ 37,014            $ 37,008
         Cash paid for income taxes ..........................         --                  21

See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three and nine months ended July 31, 2001 and 2000
                                   (Unaudited)

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

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 2000.

NOTE 2:  CASH AND CASH EQUIVALENTS

         Cash and cash equivalents of Renco Steel and WCI include cash on hand and short-term investments with maturities of three months or less from the date of acquisition. Renco Steel is generally restricted from utilizing the cash and cash equivalents of WCI under the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004, except as permitted for the distribution of dividends to Renco Steel. The unrestricted cash amounts at July 31, 2001 and October 31, 2000 were $3.35 million and $1.1 million, respectively.

NOTE 3:  OTHER INVESTMENTS

         Renco Steel has from time to time invested in various limited partnerships which invest in a variety of financial assets, including equity, debt, and derivative securities. At July 31, 2001, Renco Steel did not have any limited partnership investments.

Renco Steel has accounted for its investment in the limited partnership under the equity method and includes its pro-rata share of the partnership's realized and unrealized gains in investment income. The Company's consolidated statements of operations include earnings under the equity method of $0.2 million and $1.8 million for the nine months ended July 31, 2001 and July 31, 2000 respectively, and $0.0 and $0.2 million for the three months ended July 31, 2001 and July 31, 2000, respectively.

NOTE 4:  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 2001 and October 31, 2000 was as follows:


                                                       July 31,   October 31,
                                                         2001        2000
                                                      (Unaudited)
                                                      ----------- ----------
                                                       (Dollars in thousands)
Raw materials .......................................   $31,154   $38,873
Finished and semi-finished product ..................    62,122    60,785
Supplies ............................................       122        74
                                                        -------   -------
                                                         93,398    99,732
Less LIFO reserve ...................................     1,693     2,711
                                                        -------   -------
                                                        $91,705   $97,021
                                                        =======   =======


NOTE 5:  RELATED PARTY TRANSACTIONS

         On July 30, 2001, Renco Steel borrowed $1.1 million from Renco under the terms of a promissory note. The loan is subordinated to Renco Steel's 10 7/8% Senior Secured Notes due 2005 ("Senior Secured Notes"). The loan bears interest at a rate of 8.75% and is payable upon demand, subject to the terms of the indenture governing the Senior Secured Notes. The loan is included in accrued liabilities on the Consolidated Balance Sheet at July 31, 2001.

         In addition, Renco has waived its right to the August 1, 2001 interest payment in regard to its ownership interest in Renco Steel's Senior Secured Notes. Accordingly, a capital contribution of $3.2 million has been recorded.

NOTE 6:  ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

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

NOTE 7:  SEGMENT REPORTING

         The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes resource allocation decisions and evaluates segment operating performance.

         In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosure is presented on this basis for the nine months ended July 31, 2001 and July 31, 2000, respectively.

         All revenues are generated by WCI. Geographic revenues are based on the region in which the customer invoice was generated and all revenue was generated within the United States. The Company measures segment profit for internal reporting purposes as net income (loss).

         A reconciliation of segment income (loss) to consolidated net income
(loss) is presented below for the three and nine months ended July 31, 2001 and 2000:


                              Three months ended         Nine months ended
                                     July 31,                 July 31,
                                2001        2000         2001        2000
                              --------    --------    ---------    ---------
WCI ........................  $(18,730)   $  2,400    $(73,448)    $ 18,008
Other ......................    (4,235)     (3,912)    (12,875)     (10,709)
                              --------    --------    --------     --------
       Total consolidated
        net (loss) income...  $(22,965)   $ (1,512)   $(86,323)    $  7,299
                              ========    ========    ========     ========

NOTE 8:  OTHER MATTERS

         LTV Corporation ("LTV") filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI's facility in Warren, Ohio. As a result of the filing, WCI recorded a charge of $2.1 million in the first fiscal quarter of 2001 to reduce the amounts due from LTV to estimated net realizable value. WCI has an ongoing exposure to LTV with respect to the supply of steam from both a credit risk aspect and the uncertainty of actions that LTV may take due to the filing. Cessation of operations at the coke plant or termination of the contract for the supply of steam through reorganization proceedings, could have a material adverse effect on WCI's results of operations until such time as WCI would be able to install electrical generating equipment to convert the steam to a productive use. During the nine months ended July 31, 2001, WCI recorded revenue of $8.3 million for the sale of steam to LTV.

NOTE 9:  ASSET IMPAIRMENT and RELATED CHARGES

         The Youngstown Sinter Company ("YSC"), a wholly-owned subsidiary of WCI, idled its plant indefinitely effective July 15, 2001. YSC had been in operation since 1991 producing a clinker-type material ("Sinter") from steelmaking by-products such as slag and ore fines. The Sinter was then used as a substitute feed stock in WCI's blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

NOTE 10: NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective November 1, 2002.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $10.3 million, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was approximatley $0.5 million and $0.4 million for the year ended December 31, 2000, and the nine months ended July 31, 2001, respectively. The Company is currently studying the effects of adopting the new rules, including whether any transitional impairment losses will be required.

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

                        WCI STEEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                               July 31,     Oct. 31,
                                                                 2001         2000
                                                               ---------    ---------
                                                              (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ................................   $  45,862    $  89,478
  Accounts receivable, less allowance
   for doubtful accounts of $3,200 and $750,
   respectively ............................................      52,393       47,599
  Inventories ..............................................      90,913       96,171
  Prepaid expenses and other current assets ................         643        1,076
                                                               ---------    ---------
          Total current assets .............................     189,811      234,324

Property, plant and equipment, net .........................     192,988      202,578
Intangible pension asset, net ..............................      20,897       25,677
Other assets, net ..........................................       6,386       15,597
                                                               ---------    ---------
          Total assets .....................................   $ 410,082    $ 478,176
                                                               =========    =========
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt ........................   $     181    $     128
  Accounts payable .........................................      48,517       47,201
  Accrued liabilities ......................................      66,915       50,571
                                                               ---------    ---------
          Total current liabilities ........................     115,613       97,900

Long-term debt, excluding current portion ..................     301,374      301,252
Postretirement health care benefits ........................     116,097      111,584
Pension benefits ...........................................      18,861       36,313
Other liabilities ..........................................      12,214       11,756
                                                               ---------    ---------
          Total liabilities ................................     564,159      558,805

Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
   5,000 shares authorized, none issued ....................          --           --
  Common stock, no par value, stated value
   $.01 per share, 40,000,000 shares
   authorized, 100 shares issued and
   outstanding .............................................          --           --
  Additional paid-in capital ...............................         279          279
  Accumulated deficit ......................................    (154,356)     (80,908)
                                                               ---------    ---------
          Total shareholder's equity (deficit) .............    (154,077)     (80,629)
Commitments and contingencies ..............................          --           --
                                                               ---------    ---------
          Total liabilities and
            shareholder's equity (deficit) .................   $ 410,082    $ 478,176
                                                               =========    =========

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)



                                           Three months               Nine months
                                          ended July 31,             ended July 31,
                                         2001         2000         2001         2000
                                      ----------------------    ----------------------
Net sales ........................    $ 109,988    $ 140,726    $ 307,448    $ 438,087

Operating costs and expenses
   Cost of products sold .........      112,827      122,258      315,893      372,646
   Depreciation and amortization          4,808        5,837       16,160       17,482
   Selling, general and
    administrative expenses ......        3,619        4,060       13,163       12,637
   Asset impairment and related
    charges (note 5) .............           --           --        3,909           --
                                      ---------    ---------    ---------    ---------
                                        121,254      132,155      349,125      402,765
                                      ---------    ---------    ---------    ---------
  Operating income (loss) ........      (11,266)       8,571      (41,677)      35,322
                                      ---------    ---------    ---------    ---------
  Other income (expense)
   Interest expense ..............       (8,004)      (7,983)     (23,972)     (23,959)
   Interest and other income
       (expense), net ............          540        1,812       (7,799)       6,645
                                      ---------    ---------    ---------    ---------
                                         (7,464)      (6,171)     (31,771)     (17,314)
                                      ---------    ---------    ---------    ---------
  Income (loss) before income
    taxes ........................      (18,730)       2,400      (73,448)      18,008
  Income tax (benefit) expense ...           --           --           --           --
                                      ---------    ---------    ---------    ---------
  Net income (loss) ..............    $ (18,730)   $   2,400    $ (73,448)   $  18,008
                                      =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                   Nine months
                                                                  ended July 31,
                                                                2001         2000
                                                              ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ...................................   $(73,448)   $ 18,008
       Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating
       activities:
         Depreciation and amortization .....................     14,658      15,276
         Amortization of deferred maintenance costs ........      1,502       2,206
         Amortization of financing costs ...................        977         968
         Postretirement health care benefits ...............      9,913       8,869
         Pension benefits ..................................      3,174       4,053
         Provision for losses on accounts receivable .......      2,450          --
         Asset impairment and other charges ................     14,393          --
         Other .............................................         93       1,150
       Cash provided (used) by changes in certain
       assets and liabilities
         Accounts receivable ...............................     (7,244)      4,920
         Inventories .......................................      5,258     (10,388)
         Prepaid expenses and other assets .................     (3,319)        770
         Accounts payable ..................................      1,316      (7,670)
         Accrued liabilities ...............................     (5,829)     (4,765)
         Other liabilities .................................        458         807
                                                               --------    --------
           Net cash (used) provided by operating
                   activities ..............................    (35,648)     34,204
                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property, plant and equipment ..........     (8,248)    (12,404)
       Gross proceeds from the sale of assets ..............        105          --
                                                               --------    --------
           Net cash used by investing activities ...........     (8,143)    (12,404)
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in long-term debt ........................        175         (90)
       Dividends paid ......................................         --      (9,200)
                                                               --------    --------
           Net cash provided (used) by financing
            activities .....................................        175      (9,290)
                                                               --------    --------
       Net increase (decrease) in cash and cash
        equivalents ........................................    (43,616)     12,510
       Cash and cash equivalents at
        beginning of period ................................     89,478      76,349
                                                               --------    --------
Cash and cash equivalents at end of period .................   $ 45,862    $ 88,859
                                                               ========    ========
Supplemental disclosure of cash flow information
       Cash paid for interest ..............................   $ 30,489    $ 30,483
       Cash paid for income taxes ..........................         --          21

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three and nine months ended July 31, 2001 and 2000
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

         WCI Steel, Inc. ("Company" or "WCI') is a wholly-owned subsidiary of Renco Steel Holdings, Inc. ("Renco Steel") and an indirect wholly-owned subsidiary of The Renco Group, Inc. ("Renco"). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 2000.

NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. The composition of inventories at July 31, 2001 and October 31, 2000 was as follows:


                                                          July 31,   October 31,
                                                            2001        2000
                                                         (Unaudited)
                                                         ----------- -----------
                                                         (Dollars in thousands)
Raw materials ........................................     $31,154     $38,873
Finished and semi-finished product ...................      62,122      60,785
Supplies .............................................         122          74
                                                           -------     -------
                                                            93,398      99,732
Less LIFO reserve ....................................       2,485       3,561
                                                           -------     -------
                                                           $90,913     $96,171
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

NOTE 4:  OTHER MATTERS

         LTV Corporation ("LTV") filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI's facility in Warren, Ohio. As a result of the filing, WCI recorded a charge of $2.1 million in the first fiscal quarter of 2001 to reduce the amounts due from LTV to estimated net realizable value. WCI has an ongoing exposure to LTV with respect to the supply of steam from both a credit risk aspect and the uncertainty of actions that LTV may take due to the filing. Cessation of operations at the coke plant or termination of the contract for the supply of steam through reorganization proceedings, could have a material adverse effect on WCI's results of operations until such time as WCI would be able to install electrical generating equipment to convert the steam to a productive use. During the nine months ended July 31, 2001, WCI recorded revenue of $8.3 million for the sale of steam to LTV.

NOTE 5:  ASSET IMPAIRMENT and RELATED CHARGES

         The Youngstown Sinter Company ("YSC"), a wholly-owned subsidiary of WCI, idled its plant indefinitely effective July 15, 2001. YSC had been in operation since 1991 producing a clinker-type material ("Sinter") from steelmaking by-products such as slag and ore fines. The sinter was then used as a substitute feed stock in WCI's blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                  Three Months Ended July 31, 2001 Compared to
                        Three Months Ended July 31, 2000

         Net sales for the three months ended July 31, 2001 were $110.0 million on 278,552 tons shipped, representing a 21.8% decrease in net sales and a 9.8% decrease in tons shipped compared to the three months ended July 31, 2000. Shipping volume for the 2001 period decreased due primarily to lower customer demand resulting from a general slowing in the U.S. economy. Net sales per ton shipped decreased 13.4% to $395 in the 2001 period compared to $456 for the 2000 period, with net selling prices down 13.9% offset somewhat by changes in product mix. However, net selling prices in the third quarter were flat compared to the second quarter of 2001. Shipments of custom carbon, alloy and electrical steels accounted for 52.4% of total shipments for the three months ended July 31, 2001 compared to 54.3% for the three months ended July 31, 2000. On July 31, 2001, WCI's order backlog was approximately 158,000 net tons compared to approximately 187,000 net tons at July 31, 2000 and 144,000 net tons at October 31, 2000.

The table below shows WCI's product mix for the three months ended July 31, 2001 and July 31, 2000.


                                    Net Tons Shipped    Percent of Total
                                   ------------------  ------------------
                                   Three Months Ended  Three Months Ended
                                       July 31,             July 31,
                                   ------------------  ------------------
                                     2001      2000      2001    2000
                                   -------   -------   -------  -------
CUSTOM PRODUCTS:
   Hot Rolled ...............       75,747    93,700      27.2%    30.3%
   Cold Rolled ..............        5,193     5,856       1.9%     1.9%
   Coated products ..........       64,899    68,116      23.3%    22.1%
                                   -------   -------   -------  -------
Total Custom Products .......      145,839   167,672      52.4%    54.3%


Total Commodity Products ....      132,713   141,240      47.6%    45.7%
                                   -------   -------   -------  -------

Total Steel Products ........      278,552   308,912     100.0%   100.0%
                                   =======   =======   =======  =======

         The following table sets forth the percentage of WCI's net tons shipped to various markets for the three months ended July 31, 2001 and July 31, 2000.


                                              Three Months Ended
                                                   July 31,
CUSTOMER CATEGORY                               2001     2000
------------------------------------------     ---------------
Conversion/further processing ............      51.6%    43.2%
Steel service centers ....................      16.5%    26.6%
Construction .............................      18.2%    15.0%
Electrical equipment .....................       4.4%     5.0%
Direct automotive ........................       4.8%     6.2%
Other ....................................       4.5%     4.0%
 .........................................     -----    -----
         Total ...........................     100.0%   100.0%
                                               =====    =====


         Gross margin (loss) (sales less cost of products sold) was ($2.8) million for the three months ended July 31, 2001 compared to gross margin of $18.5 million for the three months ended July 31, 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from lower production volume and its effect on fixed operating costs per ton. Production volume during the third quarter of 2001 was approximately 82% of operating capacity compared to approximately 85% in the 2000 period.

         Operating income (loss) was ($12.1) million, or ($44) per ton, for the three months ended July 31, 2001 compared to operating income of $7.7 million, or $25 per ton, for the three months ended July 31, 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above.

         Interest, investment and other income (expense), net was $0.6 million for the three months ended July 31, 2001 compared to $2.2 million for the three months ended July 31, 2000. The decrease in interest and investment income was due primarily to lower cash balances and lower interest rates as well as significantly reduced investment balances and less favorable financial market conditions in the 2001 period compared to the 2000 period.

         As a result of the items discussed above, the Company had a loss before taxes of $23.0 million for the three months ended July 31, 2001 compared to income before taxes of $1.5 million for the three months ended July 31, 2000.

         Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

                   Nine Months Ended July 31, 2001 Compared to
                         Nine Months Ended July 31, 2000

         Net sales for the nine months ended July 31, 2001 were $307.4 million on 756,706 tons shipped, representing a 29.8% decrease in net sales and a 23.2% decrease in tons shipped compared to the nine months ended July 31, 2000. Shipping volume for the 2001 period was lower due primarily to lower customer demand resulting from a general slowing in the U.S. economy coupled with high levels of imported steel. Net sales per ton shipped decreased 8.8% to $406 in the 2001 period compared to $445 for the 2000 period, with net selling prices down 11.0% offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 53.7% of total shipments for the nine months ended July 31, 2001 compared to 52.4% for the nine months ended July 31, 2000.

The table below shows WCI's product mix for the nine months ended July 31, 2001 and July 31, 2000.


                                   Net Tons Shipped     Percent of Total
                                   ----------------     ----------------
                                   Nine Months Ended    Nine Months Ended
                                         July 31,            July 31,
                                      2001     2000      2001      2000
                                   --------  -------    -----     -----
CUSTOM PRODUCTS:
   Hot Rolled .................    229,557   312,283      30.3%    31.7%
   Cold Rolled ................     13,567    14,561       1.8%     1.5%
   Coated products ............    163,392   188,595      21.6%    19.2%
                                   -------   -------      ----    -----

Total Custom Products .........    406,516   515,439      53.7%    52.4%

Total Commodity Products ......    350,190   469,261      46.3%    47.6%
                                   -------   -------     -----    -----
Total Steel Products ..........    756,706   984,700     100.0%   100.0%
                                   =======   =======     =====    =====

The following table sets forth the percentage of WCI's net tons shipped to various markets for the nine months ended July 31, 2001 and July 31, 2000.


                                              Nine Months Ended
                                                   July 31,
CUSTOMER CATEGORY                               2001     2000
-----------------------------------------      ----------------
Conversion/further processing ...........       50.3%    49.4%
Steel service centers ...................       19.7%    25.3%
Construction ............................       15.4%    11.8%
Electrical equipment ....................        4.9%     5.0%
Direct automotive .......................        5.0%     4.9%
Other ...................................        4.7%     3.6%
                                               -----    -----
         Total ..........................      100.0%   100.0%
                                               =====    =====

         Gross margin (loss) (sales less cost of products sold) was ($8.3) million for the nine months ended July 31, 2001 compared to gross margin of $65.7 million for the nine months ended July 31, 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from significantly lower production volume and its effect on fixed operating costs per ton. Production volume during the nine months ended July 31, 2001 was approximately 73% of operating capacity compared to approximately 94% in the 2000 period.

         Operating income (loss) was ($44.2) million, or ($58) per ton, for the nine months ended July 31, 2001 compared to operating income of $32.8 million, or $33 per ton, for the nine months ended July 31, 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above along with a charge of $3.9 million associated with YSC's indefinite idling of its operating facility on July 15, 2001 (See "Note 9: Asset Impairment and Related Charges" above) and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company (See "Note 8: Other Matters" above). Excluding these charges, the operating loss was ($38.2) million, or ($51) per ton for the nine months ended July 31, 2001.

         Interest, investment and other income (expense), net was ($7.9) million for the nine months ended July 31, 2001 compared to income of $8.7 million for the nine months ended July 31, 2000. In the 2001 period the Company recorded a charge of $10.8 million to write down the carrying value of its investment in Acme Metals, Inc. 10.875% Senior Unsecured Notes. Investment income declined by $1.6 million in the nine months ended July 31, 2001 due to lower returns from the limited partnership investment resulting from lower amounts of invested capital and less favorable financial market conditions. Interest income declined $1.0 million in the nine months ended July 31, 2001 due primarily to lower cash balances and lower interest rates. In the 2000 period, WCI recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers, which permitted WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits.

         As a result of the items discussed above, the Company had a loss before taxes of $86.3 million for the nine months ended July 31, 2001 compared to income before taxes of $7.3 million for the nine months ended July 31, 2000.

         Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Renco Steel

         In February 1998, Renco Steel issued $120.0 million 10 7/8% Senior Secured Notes due 2005 ("Senior Secured Notes") which are secured by the stock of WCI. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1, and August 1 of each year.

         As of July 31, 2001, and the date hereof, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes, however, Renco has waived its right to collect interest for the August 1, 2001 interest payment. This waiver has been recorded as a capital contribution of $3.2 million as reflected in the Company's shareholder deficit section of the Consolidated Balance Sheet dated July 31, 2001.

         Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent general corporate overhead. In the past, Renco Steel met these requirements through distributions from WCI, as permitted under the terms of WCI's outstanding indebtedness and from its cash and its investments, other than in WCI ("Other Investments"). WCI's net loss of $73.4 million for the nine months ended July 31, 2001 precludes WCI from paying dividends to Renco Steel in the foreseeable future. WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 ("Senior Secured Notes of WCI"). Pursuant to the indenture, dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996 ("Dividend Basket"). As of July 31, 2001, WCI had a negative Dividend Basket of $81.2 million, therefore, WCI will not be permitted to pay dividends to Renco Steel until its future earnings exceed such amount. WCI has reported that it expects to incur a loss in the fourth quarter of 2001 and such loss would increase the negative Dividend Basket. Other than allowable dividends, WCI's assets may not be utilized by Renco Steel. At July 31, 2001, Renco Steel had redeemed all of its Other Investments and borrowed $1.1 million from Renco, resulting in a cash balance of $3.35 million. The interest payment of $3.30 million was paid on August 1, 2001.

         Renco Steel's ability to meet its debt service and working capital needs, given WCI's recent financial performance, will be dependent upon future support from Renco. Renco may make future advances or contributions to Renco Steel, and may waive its right to future interest payments on the Senior Secured Notes, however, Renco has no obligation to do so.

         The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens. Renco Steel's ability to comply with such covenants will be dependent upon future support from Renco, however, the limitation of indebtedness permitted to be incurred from a related party is $15.0 million. With Renco's $1.1 million loan to Renco Steel, approximately $13.9 million is available under this financial limitation.

         Cash used by operating activities was $41.1 million for the nine months ended July 31, 2001 compared to cash provided by operating activities of $27.5 million for the 2000 period. The decreased operating cash flow in the 2001 period compared to the 2000 period resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

         Cash used by investing activities was $0.4 million in the nine months ended July 31, 2001 compared with $7.7 million in the nine months ended July 31, 2000. Renco Steel's proceeds from the sale of Other Investments were $7.7 million in 2001 and in 2000 the proceeds, net of purchases of Other Investments were $4.8 million. WCI's capital expenditures were $8.2 million and $12.4 million during the nine months ended July 31, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001. WCI expects to reline the blast furnace during the third calendar quarter of 2002 at an estimated cost of $15 million. WCI's capital expenditures in 2001 and 2000 have been funded through cash balances and cash provided by operating activities. At July 31, 2001, WCI had commitments for capital expenditures of approximately $5.9 million.

         Renco Steel paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the nine months ended July 31, 2001.

         WCI

         WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. WCI's primary sources of liquidity as of July 31, 2001 consisted of cash and cash equivalents of $45.9 million and available borrowing under its $100 million revolving credit agreement ("Revolving Credit Facility of WCI").

         The Revolving Credit Facility of WCI has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 2003. As of July 31, 2001, WCI had no borrowings outstanding under the Revolving Credit Facility of WCI, with a borrowing limit of $81.5 million based on eligible inventories and receivables, net of $14.2 million in letters of credit outstanding or committed.

         Cash (used) provided by operating activities was ($35.6) million for nine months ended July 31, 2001 compared to $34.2 million for the 2000 period. The decreased operating cash flow in the 2001 period compared to the 2000 period resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

         Capital expenditures were $8.2 million and $12.4 million during the nine months ended July 31, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001. WCI expects to reline its blast furnace during the third calendar quarter of 2002 at an estimated cost of $15 million. Management has funded WCI's capital expenditures in 2001 and 2000 through cash balances and cash provided by operating activities. At July 31, 2001, WCI had commitments for capital expenditures of approximately $5.9 million.

         The Revolving Credit Facility of WCI and the indenture governing the Senior Secured Notes of WCI contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios. The Revolving Credit Facility of WCI requires WCI to maintain a minimum net worth, as defined, of not less than a negative $200 million. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control.

         WCI paid no dividends and was not permitted to do so under the Senior Secured Notes of WCI indenture during the nine months ended July 31, 2001. WCI does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes of WCI indenture.

Postretirement Benefit Plans

         WCI provides postretirement health care and life insurance benefits to substantially all employees who retire from WCI upon meeting certain age and length of service eligibility requirements. As a result of the collective bargaining agreement effective September 1, 1999, WCI was permitted to pay current claims up to $8.8 million from a trust. That limit was reached during the three months ended July 31, 2001 which will now require WCI to pay claims from corporate assets. Claims paid by WCI or trust totaled $4.0 million, $4.4 million and $3.4 million during the nine months ended July 31, 2001 and fiscal years 2000 and 1999, respectively.

         WCI has a defined benefit pension plan ("DBP") which covers substantially all bargained for employees. WCI expects to contribute approximately $7.2 million, $24.6 million and $15.4 million to the plan during 2001, 2002 and 2003, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. WCI contributed $5.4 million, $4.2 million and $6.7 million to the plan during the nine months ended July 31, 2001 and fiscal years 2000 and 1999, respectively.

Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective November 1, 2002.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $10.3 million, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was approximatley $0.5 million and $0.4 million for the year ended December 31, 2000, and the nine months ended July 31, 2001, respectively. The Company is currently studying the effects of adopting the new rules, including whether any transitional impairment losses will be required.

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

Outlook

         The domestic steel market continues to be negatively impacted by high levels of steel imports and a general slowing of the economy. However, the recent interest rate cuts by the Federal Reserve are expected to strengthen the economy and lead to increased steel consumption early next year. In addition, service center inventories and car and light truck inventories have dropped significantly from their recent highs. While we are encouraged by both the preliminary and final determinations recently announced by the U.S. Department of Commerce regarding the importation of hot-rolled carbon steel products, and the initiation of a Section 201 International Trade Commission investigation, imports are expected to continue to supply a significant portion of domestic steel demand which will result in continued price pressure.

         WCI's order entry rate has stabilized and WCI expects shipping volume to be flat in the fourth fiscal quarter of 2001 compared to the third quarter. Selling prices are expected to decline slightly in the fourth quarter compared to the third quarter due to decreases in prices for cold rolled and galvanized products. Custom products are expected to comprise approximately 50% of shipments in the fourth quarter compared to 52.4% in the third quarter. Per ton production costs are expected to increase slightly in the fourth quarter compared to the third quarter due to increased maintenance costs and natural gas prices and the cost of idling certain finishing facilities periodically during the quarter. As a result, the Company expects to incur a loss in the fourth quarter that is larger than that reported in the third quarter.

         Renco Steel's dividend income from WCI is no longer a viable source of liquidity based on WCI's negative Dividend Basket of $81.2 million at July 31, 2001. Additional advances or contributions from Renco as well as Renco's future waiver of interest payments relating to its ownership interest in the Senior Secured Notes will be necessary to sustain Renco Steel's debt service and working capital needs, however, Renco has no obligation to do so.

Forward-Looking Statements

         This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward- looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         WCI is exposed to commodity price risk with respect to natural gas and zinc. WCI uses forward purchase contracts to manage the volatility related to these exposures. No contracts are entered into for speculative purposes. WCI's market risk has not changed materially from that reported in the Company's 10-K for the fiscal year ended October 31, 2000.

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.


ITEM 1.  LEGAL PROCEEDINGS

         For information as to the environmental matters and as to the employee litigation described in the Company's Form 10-K for the year ended October 31, 2000, see Part I, Note 6 to Item 1, Financial Statements.

ITEM 6.  EXHIBITS and REPORTS ON FORM 8-K

         Exhibits:

         (a) A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  None.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RENCO STEEL HOLDINGS, INC.
                                                 (registrant)


Date:  September 18, 2001                         /s/ JAMES N. CHAPMAN
                                                  ------------------------------
                                                  James N. Chapman
                                                  President
                                                  (principal executive officer)



                                                   /s/ ROGER L. FAY
                                                   -----------------------------
                                                   Roger L. Fay
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)

                           RENCO STEEL HOLDINGS, INC.

                                  EXHIBIT INDEX


         EXHIBIT NUMBER                    DESCRIPTION
         --------------                    -----------

         10.1.4 Promissory Note dated July 30, 2001 between Renco Steel Holdings, Inc. and The Renco Group, Inc.