Form 10-K405
period 2001-10-31
RENCO STEEL HOLDINGS INC
filed 2002-02-13
CIK 1057959

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
/ X /           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
                For the fiscal year ended October 31, 2001.
                                       or
/   /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from           to


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

  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
                                                 /   /  Yes  / X / No

Note: the Registrant files pursuant to an indenture but is not otherwise subject to Section 13 or 15(d) filing requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K.                                 / X /

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at February 13, 2002 was $0.

The number of shares of Common Stock (no par value, $.01 stated value) of the registrant outstanding as of February 13, 2002 was 100.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-K
                                      INDEX
                   ------------------------------------------

PART I                                                                  Page No.
--------------------------------------------------------------
     Item  1.   Business                                                   3

     Item  2.   Properties                                                13

     Item  3.   Legal Proceedings                                         13

     Item  4.   Submission of Matters to a Vote of
                Security Holders                                          14

PART II
--------------------------------------------------------------
     Item  5.   Market for Registrant's Common Equity and
                Related Stockholder Matters                               14

     Item  6.   Selected Financial Data                                   15

     Item  7.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                17

     Item 7A.   Quantitative and Qualitative Disclosures
                about Market Risk                                         27

     Item  8.   Financial Statements and Supplementary
                Data of the Company                                       28

                Financial Statements and Supplementary
                Data of WCI                                               52

     Item  9.   Changes in and disagreements with Accountants
                on Accounting and Financial Disclosure                    72

PART III
--------------------------------------------------------------
     Item 10.   Directors and Executive Officers of the Registrant        72

     Item 11.   Executive Compensation                                    74

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management                                            74

     Item 13.   Certain Relationships and Related Transactions            75

PART IV

--------------------------------------------------------------
     Item 14.   Exhibits, Financial Statement Schedule,
                and Reports on Form 8-K                                   77

Financial Statement Schedule
         (including Independent Auditors Report on Financial
         Statement Schedule)                                              78

         Signatures                                                       80
         Exhibit Index                                                    81
--------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Renco Steel Holdings, Inc. (Renco Steel) is a holding company incorporated in Ohio on January 20, 1998 and is a wholly owned subsidiary of The Renco Group, Inc. (Renco). On January 29, 1998, Renco contributed to Renco Steel its interest in its wholly owned subsidiary, WCI Steel, Inc. (WCI). Renco Steel, together with WCI, are hereinafter referred to as the Company.

         WCI, a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988 and commenced operations on September 1, 1988. WCI's primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities owned by subsidiaries located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 185 grades of flat rolled custom and commodity steel products. Total shipments were 1,041,209 tons in fiscal 2001 and 1,265,895 tons in fiscal 2000. Custom flat rolled products, which include high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel, constituted approximately 51.5% of net tons shipped during fiscal 2001 and 52.1% during fiscal 2000 (see "Overview" below for a discussion of custom products). Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers.

         Renco Steel did not make the interest payment that was due on February 1, 2002 on its $120 million 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes) due to insufficient liquidity. Renco Steel anticipates that Renco will provide adequate funds to enable Renco Steel to pay such interest on outstanding Senior Secured Notes not owned by Renco by March 1, 2002. Renco has waived its right to receive the interest payment that was due on February 1, 2002 on the Senior Secured Notes it owns ($59,320,000 face value as of the date hereof). Renco continues to seek additional Senior Secured Notes to purchase.

         The Company's independent auditor, KPMG LLP ("KPMG"), issued its report dated February 6, 2002 with respect to its audit of the consolidated balance sheets of Renco Steel Holdings, Inc. and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholder's deficit, and cash flows for each of the years in the three-year period ended October 31, 2001. KPMG's report refers to the Company's recurring losses from operations and net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern (see Part II, Item 8, page 51).

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

The table below shows WCI's product mix for the last three years.


                                                            Net Tons Shipped                             Percent of Total
                                                           Fiscal Year Ended                            Fiscal Year Ended
                                                              October 31,                                   October 31,
                                               -----------------------------------------       ---------------------------------
                                                2001              2000             1999         2001          2000        1999
                                               ------            ------          -------       ------        ------     --------
Custom Products:
 Hot Rolled................                   302,389           394,213           403,535          29.0%         31.1%       33.3%
 Cold Rolled...............                    19,450            19,929            13,902           1.9%          1.6%        1.1%
 Coated products...........                   214,460           245,969           268,994          20.6%         19.4%       22.2%
                                            ---------         ---------          ---------        ------        ------     ------
Total Custom Products......                   536,299           660,111           686,431          51.5%         52.1%       56.6%

Total Commodity Products...                   504,910           605,784           525,828          48.5%         47.9%       43.4%
                                            ---------         ---------         ---------        ------        ------      ------
Total Steel Products......                  1,041,209         1,265,895         1,212,259         100.0%        100.0%      100.0%
                                            =========         =========         =========        ======        ======      ======

         Custom Products

         High Carbon, Alloy, Ultra High Strength---WCI has developed markets for high carbon, alloy and ultra high strength steel products that are sold to strip converters, steel service centers, and automobile and automotive parts manufacturers. Products required by the strip converter customers are characterized by small order quantities, relatively narrow widths and specific metallurgical properties. WCI presently produces over 100 specialized chemistries for these markets.

         WCI's customers in this sector, in turn, supply end-users which have highly specific product needs requiring the strip converter to order steel with close gauge tolerances, minimal crown profiles, critical surface qualities and, in certain cases, in narrow widths.

         In the high carbon and alloy markets, WCI competes with several other domestic integrated and minimill producers, as well as various steel producers in Canada, Europe and Japan. In the ultra high strength market, WCI competes with several integrated mills.

         Silicon--Silicon electrical steel is sheet steel that exhibits certain electrical or magnetic properties. The magnetic properties of this product permit electric motors to run at high speeds for extended periods of time with greater efficiency while minimizing heat loss.

         The market for silicon electrical sheet steel can be divided into two main segments: grain oriented silicon sheet and non-grain oriented silicon sheet. The distinction between grain and non-grain oriented silicon sheet pertains to the electrical properties of the steel. WCI's silicon annealing line is designed for production of non-grain oriented silicon sheet and all of WCI's silicon shipments are in this segment. Presently, there is one domestic competitor in this segment and several foreign competitors. In addition, WCI's product also has experienced increasing competition in the last year from cold-rolled motor laminations produced by several other integrated steelmakers, which have been developed as a substitute product for silicon steel in certain applications. Due to the migration of certain motor manufacturing capability to Mexico, the market to which WCI can cost effectively supply its product is contracting.

         Heavy gauge galvanize--Galvanize steel is zinc-coated sheet steel produced on WCI's hot dipped galvanizing line. The market for galvanize sheet steel is divided into two broad categories: heavy and light gauge steel. Heavy gauge galvanize steel, which is generally hot rolled based, is used in the manufacture of electrical boxes, culvert coil, construction hardware, HVAC components and automotive stampings, as well as many other end uses.

         WCI's galvanize finishing line is well suited to produce heavy gauge hot rolled steel. WCI competes with several other integrated producers and minimills, as well as independent producers in the heavy gauge galvanize steel market.

         Commodity Products

         In fiscal 2001, WCI shipped 504,910 tons in the aggregate of sheet and strip products consisting of hot and cold rolled low carbon, other high strength and light gauge galvanize steel, which represented approximately 49% of WCI's net tons shipped. Hot rolled low carbon and high strength sheet is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled low carbon and light gauge galvanize sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers, minimills, and independent producers.

MARKETING

         WCI's marketing, sales and customer service functions are coordinated through three wholly owned subsidiaries, WCI Steel Sales LP (WCI Sales), WCI Steel Metallurgical Services Inc. (WCI Metallurgical Services) and WCI Steel Production Control Services Inc. (WCI Production Services).

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

         Sales outside WCI's geographic market are made through independent sales representatives on a commission basis. Although transportation costs can be prohibitive at extreme distances from the Warren facility, select custom products are competitively priced outside WCI Sales normal target markets. WCI Sales believes that independent sales representatives provide the most cost-effective method to access these customers. Approximately 3.8% of WCI Sales' volume in fiscal 2001 was sold through the independent sales representatives.

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

CUSTOMERS

         WCI's customer base is dominated by steel converters and steel service centers, which in fiscal 2001 represented 70.5% of shipments. The remaining shipments were directly to end-users.


                                                              Fiscal Year Ended
                                                                 October 31,
                                                   ---------------------------------------
Customer Category                                  2001              2000             1999
                                                   ----              ----             ----
 Conversion/further processing.....                51.8%             49.2%            47.4%
 Steel service centers.............                18.7              24.8             23.0
 Construction......................                15.1              12.0             13.3
 Electrical equipment..............                 4.5               5.0              6.1
 Direct automotive.................                 5.1               4.9              5.7
 Other.............................                 4.8               4.1              4.5
                                                  -----             -----            -----
   Total...........................               100.0%            100.0%           100.0%
                                                  =====             =====            =====

         In fiscal years 2001, 2000 and 1999, WCI's twenty largest customers represented approximately 62%, 62% and 59%, respectively, of net sales. WCI's largest customer, Worthington Industries, represented approximately

9.8%, 10.1% and 11.3% of net sales in fiscal 2001, 2000 and 1999, respectively.


BACKLOG

         On October 31, 2001, WCI's order backlog was approximately 135,000 net tons with an approximate value of $52 million compared to approximately 144,000 net tons with an approximate value of $64 million at October 31, 2000, based in each case on the then current prices. Under the applicable orders, WCI is scheduled to ship substantially all of the orders in the October 31, 2001 backlog by March 31, 2002. Although customers may cancel orders included in the backlog, such cancellations have been negligible in the past.

COMPETITION

         The domestic steel market is highly competitive. Competition in the domestic steel market is intensified by excess world capacity which results in significant steel imports to the United States. This competition affects the prices WCI can charge for its products and the utilization of its production facilities.

         In the United States WCI competes with many other integrated producers and minimills in most of its custom products. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material in an electric furnace production process. Compared to integrated producers, minimills, which rely on less capital- intensive hot metal sources, have certain production cost advantages. Because minimills typically are not unionized, they have more flexible work rules, which have resulted in lower employment costs per net ton shipped. Through the use of various higher quality raw materials and the development of thin slab casting technology, electric furnace producers are able to compete directly with producers of higher value products, including high carbon, alloy and coated products. The penetration of the minimills into the high carbon and alloy product markets has resulted from the distortion of steel supply created by the surge of imports in flat rolled steel products into the United States and the lower demand for steel products due to the slumping economy. This penetration has influenced the pricing structure of these products and has reduced the premium WCI is currently able to receive on these products compared to commodity products.

         During 2001, the domestic steel market continued to compete with a high level of imports of foreign produced flat rolled steel that saw significant increases beginning in 1998. From 1993 to 1997 imported steel supplied between 18.7% and 24.8% of domestic steel demand. However, the domestic market share of imported steel increased in 1998, 1999, and 2000 to 30.0%, 26.2%, and 28.3%, respectively, and is estimated to have been 25% in 2001. This significant increase in imported steel during the last four years has adversely affected shipping volume and has resulted in a depressed pricing environment. Over the past several years, WCI and the steel industry have filed various trade cases against hot-rolled and cold-rolled carbon steel flat products from various countries, certain of which are pending before the International Trade Commission (ITC). While various duties have been imposed on these products from certain countries, to date they have been ineffective in reducing overall steel imports into the U.S.

         In June 2001 the U.S. Trade Representative, at the direction of President Bush, requested an investigation by the ITC under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the U.S. in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. This request included the investigation of carbon and alloy flat rolled products among other products. On October 22, 2001 the ITC determined that the requisite injury had been demonstrated related to carbon and alloy slabs, hot- rolled, cold-rolled and coated products. These determinations pertain to imports from all countries except Canada.

         On December 19, 2001 the ITC forwarded its remedy recommendations to President Bush. These recommendations included a tariff rate quota on carbon and alloy slabs of 20% in excess of 7.0 million tons per year adjusting over a four year period to 11% on imports in excess of 8.5 million tons and a 20% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a four year period to 11%. President Bush is expected to make his remedy determination by early March 2002. President Bush may, in his sole discretion, grant or withhold relief and determine the extent of relief.

         In addition to the Section 201 investigation discussed above, the U.S. Trade Representative is engaged in multilateral trade discussions with 40 countries aimed at removing impediments to the elimination of excess and inefficient steel capacity. This includes an examination of each government's policy related to the steel industry. The talks currently are focused on self-examinations of domestic steel capacity situations and both steel specific and non-steel specific policies that have inhibited the steel market from working efficiently and, thus, prevented inefficient excess steel capacity from leaving the market. Ultimately, the reduction of global steel capacity will be determined by individual companies and countries with the outcome of the multilateral discussions and their effect on capacity unclear at this time.

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

         Iron Ore Pellets

         WCI has a contract with a major supplier of iron ore pellets for its requirements through fiscal 2004. Iron ore pellets satisfied approximately 73.8% of WCI's iron requirements for the blast furnace in fiscal 2001, while WCI's sinter plant provided the balance until its indefinite idling on July 15, 2001. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements through 2004 from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.

         Coke

         Coke is the principal fuel used to produce liquid iron and is an essential ingredient in steelmaking. WCI has a contract with an integrated steel producer for a majority of its estimated coke requirements through fiscal 2003. WCI's coke requirements are approximately 670,000 tons per year. The domestic supply of coke has decreased significantly over the last decade and may decrease further in the future due to the requirements of the Clean Air Act and the financial condition of certain producers. As WCI does not own a coke battery, it is dependent upon commercially available domestic or imported coke to sustain its operations. Although WCI believes that there will be adequate supplies of domestic or imported coke available for its purposes after the expiration of its contracts in 2003, there can be no assurance to such effect.

         Scrap

         WCI uses scrap steel to supplement the liquid iron produced at the blast furnace for the steel making process. Scrap steel accounted for approximately 23.5% of WCI's liquid steel production in fiscal 2001. Scrap steel is readily available and is purchased on an as-needed basis.

         Energy and Gases

         WCI's steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends through March 2002 from a local utility. WCI can generate approximately 20% of its own electrical needs. Natural gas is also purchased pursuant to supply contracts, certain of which extend through March 2003. Oxygen is delivered, under a contract that extends through March 2002, from supplier-owned plants located at the Warren facility. A new oxygen supply agreement was entered into with the same supplier for a fifteen
(15) year period commencing upon the completion of a new supplier-owned facility also to be located at the Warren facility. The facility is expected to be complete by May 2002. Pursuant to a contract entered into in 1988, WCI is required to purchase all coke oven gas produced at an adjoining coke plant, which is usable by WCI, at a price based upon, but at a discount to, natural gas prices. The adjoining coke plant is currently idle. If the plant were permanently idled, WCI would use natural gas to replace coke oven gas. This would not materially affect WCI's operation or financial results.

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

         WCI is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires WCI to complete certain supplemental environmental projects estimated to cost approximately $2.4 million which will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decree also provides for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

         As a condition of a previous Resource Conservation and Recovery Act
(RCRA) operating permit, WCI is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), and has submitted its report to the EPA. WCI and the EPA agreed that additional sampling would be required to complete a full RFI which is expected to be completed by the end of 2003. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

         WCI operates a landfill at its Warren facility, which receives waste materials from the iron and steel-making operations. The Ohio EPA has issued a permit to install a new lined landfill to replace this landfill. The plan involves closure by removal of the present landfill by providing approximately one-third of its contents to established markets for construction materials and disposing of any non-salable or non-recyclable material in the new lined landfill. The new lined landfill construction and existing landfill closure is expected to be completed in seven consecutive phases. The estimated cost through Phase I is approximately $4.4 million to be completed during the first fiscal quarter of 2002 and the estimated cost for Phase II is approximately $2.0 million expended over two years. Construction of the new landfill began during fiscal 2001. On October 27, 2000, WCI received notice that the Ohio EPA was seeking an administrative settlement of certain alleged violations relating to the operation of the existing landfill. The Ohio EPA seeks to require WCI to make changes in the lateral and/or vertical limits of the waste in the landfill, or obtain approved modifications to allow the existing lateral and vertical limits of waste. In addition, Ohio EPA is seeking an administrative penalty in the amount of $109,500. WCI believes that it has significant defenses to the alleged violations, and is attempting to negotiate a settlement of the matter with Ohio EPA.

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

EMPLOYEES

         As of October 31, 2001, WCI had 463 salaried employees and 1,398 hourly employees. Most of the employees are located at the Warren facility with most of the hourly employees being represented by the United Steelworkers of America
(USWA) with which WCI has a five-year collective bargaining agreement that expires October 31, 2004.

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

         Postretirement Health Care Plans

         WCI provides postretirement health care and life insurance benefits to substantially all employees who retire upon meeting certain age and length of service eligibility requirements. WCI has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of WCI and one of its subsidiaries to secure WCI's obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, WCI was permitted to pay current claims up to $8.8 million from a trust. That limit was reached during the three months ended July 31, 2001 which thereafter requires WCI to pay claims from corporate assets. Claims paid by WCI or trust totaled $5.4 million, $4.4 million and $3.4 million during fiscal years 2001, 2000, and 1999, respectively.

ITEM 2.  PROPERTIES

         WCI's Warren, Ohio facility, situated on approximately 1,100 acres, includes a blast furnace, a two vessel BOF shop, an LMF and a vacuum degasser, a twin-strand Continuous Caster, a 56-inch hot strip mill, 54-inch tandem and temper mills, annealing facilities, a silicon continuous annealing line, hot-dip galvanizing line and other finishing facilities. The blast furnace was last relined during 1995 as part of its planned maintenance, a procedure which is performed on a routine basis every six to eight years.

         Youngstown Sinter Company (YSC), a wholly owned subsidiary of WCI, owns a sinter plant located in Youngstown, Ohio on 51 acres. YSC idled its plant indefinitely effective July 15, 2001. YSC had been in operation since 1991 producing a clinker-type material (Sinter) from steelmaking by-products such as slag and ore fines. The sinter was then used as a substitute feed stock in WCI's blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

         Niles Properties, Inc., a subsidiary of WCI, is located approximately five miles from the Warren facility, and has approximately 525,000 square feet of building space with two long-term tenants occupying 19% of the facility.

         WCI believes that its facilities are well maintained and they are considered satisfactory for their purposes.

         See Part II, Item 8, Note 4 to the Consolidated Financial Statements for a description of liens related to the Company's property, plant and equipment.

ITEM 3.  LEGAL PROCEEDINGS

         On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss. All briefs have been filed in the Federal Appeals Court but no decision has yet been rendered.

         In addition to the above matters, WCI is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended October 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Renco Steel is a direct wholly-owned subsidiary of Renco. There is no established public trading market for Renco Steel's common stock. Since its inception in January, 1998, Renco Steel has had one shareholder. Renco Steel owns all of the stock of WCI. There is no established public trading market for WCI's common stock. Renco Steel did not pay dividends in fiscal 2001, and paid cash dividends of $3,250,000 to Renco in fiscal 2000. Renco Steel was not permitted to pay dividends at October 31, 2001 under the terms of the indenture governing the Senior Secured Notes . The Senior Secured Notes are secured by a pledge of all the outstanding capital stock of WCI. See Part II, Item 8, Note 4 to the Consolidated Financial Statements for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA


                                                   Fiscal Year Ended October 31,
                                -----------------------------------------------------------------
                                 2001(1)        2000(2)       1999(3)        1998        1997(4)
                                ---------     ----------    ---------     ---------     ---------
                                    (Dollars and tons in thousands, except per ton amounts)
Statement of Operations Data:
 Net Sales ..................   $ 413,108     $ 560,689     $ 531,669     $ 665,741     $ 668,470
 Cost of products sold ......     430,704       487,190       467,905       560,686       547,545
                                ---------     ---------     ---------     ---------     ---------
 Gross margin ...............     (17,596)       73,499        63,764       105,055       120,925
 Depreciation and
  amortization ..............      24,475        26,859        26,939        28,844        26,777
 Selling, general and
  administrative expenses ...      16,953        15,887        14,836        17,358        29,355
 Unusual charges ............       5,631            --            --            --            --
                                ---------     ---------     ---------     ---------     ---------
 Operating (loss) income ....     (64,655)       30,753        21,989        58,853        64,793
 Interest expense ...........      45,659        45,595        45,674        42,236        31,690
 Interest, investment and
  other income (expense) ....     (18,525)       10,359        11,167         2,778         1,239
 Minority interest ..........          --            --            --            --           423
                                ---------     ---------     ---------     ---------     ---------
 (Loss) income before income
  taxes and extraordinary
  loss on early
  retirement of debt ........    (128,839)       (4,483)      (12,518)       19,395        33,919
 Income taxes ...............          --            --       (21,210)        7,755        13,251
                                ---------     ---------     ---------     ---------     ---------
 (Loss) income before extra-
  ordinary loss on early
  retirement of debt ........   $(128,839)    $  (4,483)    $   8,692     $  11,640     $  20,668
                                =========     =========     =========     =========     =========
Other Operating Data:
 Net tons shipped ...........       1,041         1,266         1,212         1,412         1,329
 Percent custom products ....        51.5%         52.1%         56.6%         52.7%         55.5%
 Average selling price per
  net ton shipped ...........   $     397     $     443     $     439     $     471     $     503
 Average cost per net ton
  shipped ...................         414           385           386           397           412
 Average gross margin per
  net ton shipped ...........         (17)           58            52            74            91
 Average operating income per
  net ton shipped ...........         (62)           24            18            42            49

Balance Sheet Data:
 Cash and cash equivalents ..   $      25     $   1,129     $   3,830     $   4,957     $      --
 Restricted cash,
  cash equivalents and
  short-term investments ....      32,244        89,478        76,174        62,195        18,989
 Other investments ..........          --         7,514        10,238        15,774            --
 Working capital (excluding
  cash, cash equivalents and
  short-term investments) ...    (109,234)       44,231        36,488        43,423        67,983
 Property, plant and
  equipment, net ............     233,267       245,454       254,416       266,625       276,684
 Total assets ...............     445,904       541,170       551,753       542,800       532,592
 Total debt (including
  current portion) ..........     421,445       421,116       421,176       421,230       302,937
 Shareholder's
  (deficit) equity ..........    (265,551)     (141,550)     (133,817)     (142,788)      (49,129)

------------------------
         (1) Fiscal 2001 statement of operations reflects a charge of $10.8 million to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes and a charge of $10.8 million for the loss on the impairment of costs in excess of acquired net assets. Unusual charges of $3.9 million and $1.7 million were recorded to reflect plant idling costs associated with the indefinite idling of YSC and to expense certain acquisition costs related to the Acme Steel acquisition efforts, respectively. In addition, the Company recorded an inventory valuation charge of $1.3 million.

         (2) Fiscal 2000 statement of operations reflects a gain of $2.8 million resulting from an agreement with the USWA permitting WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits, and a charge of $3.6 million resulting from the LIFO inventory valuation method.

         (3) Fiscal 1999 statement of operations reflects $11.0 million of production idling costs as a result of start up delays at the blast furnace after completion of planned maintenance, a gain of $5.0 million resulting from an agreement with the USWA permitting WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits, a benefit of $7.5 million resulting from the LIFO inventory valuation method, and an income tax benefit of $21.2 million resulting from the subchapter S election described in Note 1(i) to the Consolidated Financial statements.

         (4) Fiscal 1997 statement of operations reflects $8.6 million of compensation expenses related to the WCI's debt refinancing and equity redemption transactions effected in November 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Fiscal 2001 Compared to Fiscal 2000

         Net sales in 2001 were $413.1 million on 1,041,209 tons shipped ($105.7 million and 284,503 tons shipped for the fourth quarter), representing a 26.3% decrease in net sales and a 17.7% decrease in tons shipped compared to 2000. Shipping volume for the 2001 period was lower due primarily to lower customer demand resulting from a general slowing in the U.S. economy coupled with high levels of imported steel. Net sales per ton shipped decreased 10.4% to $397 in 2001 compared to $443 in 2000, with net selling prices down 12.2% offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 51.5% of total shipments in 2001 compared to 52.1% in 2000. Net sales per ton shipped for the fourth quarter of 2001 were $371 compared to $395 for the third quarter of 2001 and $436 for the fourth quarter of 2000. The decrease in net sales per ton for the fourth quarter compared to the third quarter resulted primarily from changes in product mix. On October 31, 2001, WCI's order backlog was approximately 135,000 net tons compared to approximately 144,000 net tons at October 31, 2000.

         Gross margin (loss) (sales less cost of products sold) was ($17.6) million in 2001 compared to gross margin of $73.5 million in 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from significantly lower production volume and its effect on fixed operating costs per ton. Production volume in 2001 was approximately 74% of operating capacity compared to approximately 89% in 2000. In addition, the Company recorded inventory valuation charges totaling $2.6 million in the fourth quarter of 2001 compared to $1.2 million in the fourth quarter of 2000.

         Operating income (loss) was ($64.7) million, or ($62) per ton, in 2001 compared to operating income of $30.8 million, or $24 per ton, in 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above along with a charge of $3.9 million associated with YSC's indefinite idling of its operating facility on July 15, 2001 (See "Note 15:
Unusual Charges"), a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company (See "Note 14: Other Matters") and a charge of $1.7 million to write-off costs incurred in an unsuccessful attempt to acquire another steel maker, Acme Metals, Inc. (See "Note 15: Unusual Charges"). Excluding these charges, the operating loss was ($57.0) million, or ($55) per ton for fiscal year 2001.

         Interest, investment and other income (expense), net, was ($18.5) million in 2001 compared to $10.4 million in 2000. In the 2001 period the Company recorded a charge of $10.8 million to write down the carrying value of Acme Metals, Inc. 10.875% Senior Unsecured Notes owned predominantly by WCI and to a much lesser extent by Renco Steel. A charge of $10.8 was also recorded for the loss on the impairment of costs in excess of acquired net assets. In the 2000 period, WCI recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers, which permitted WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits. Interest income was $2.8 million in 2001 compared to interest income of $4.8 million for 2000. The decrease in interest income was due primarily to lower cash balances and lower interest rates in the 2001 period compared to the 2000 period. Earnings from Renco Steel's investments, other than WCI (Other Investments) was $0.2 million in 2001 compared to $2.0 million in 2000 due to significantly lower investment balances in 2001 compared to 2000. In the third quarter of 2001 Renco Steel completely liquidated its Other Investments.

         As a result of the items discussed above, the Company had a loss before taxes of $128.8 million in 2001 compared to a loss before taxes of $4.5 million in 2000.

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

         Renco Steel did not make the interest payment that was due on February 1, 2002 on the Senior Secured Notes due to insufficient liquidity. Renco Steel anticipates that Renco will provide adequate funds to enable Renco Steel to pay interest on the outstanding Senior Secured Notes not owned by Renco by March 1, 2002.

         As of October 31, 2001 and the date hereof, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco continues to seek additional Senior Secured Notes to purchase. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes, however, Renco has irrevocably waived its right to collect interest for both the August 1, 2001 interest payment and the interest payment that was due on February 1, 2002. In the year ended October 31, 2001, Renco Steel recorded a capital contribution of $4.8 million to reflect the Renco waiver. Such amount was also recorded as interest expense in the Company's statement of operations for the year ended October 31, 2001.

         Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent general corporate overhead. In the past, Renco Steel has met these requirements through distributions from WCI, and from its cash and Other Investments, and in 2001, Renco provided a loan and waived its right to collect certain interest (from February 1, 2001 to October 31, 2001) on the Senior Secured Notes it owns. Due to significant losses incurred by WCI in 2001, WCI does not expect to pay dividends to Renco Steel in the foreseeable future. WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI). Pursuant to the indenture, dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996 (Dividend Basket). As of October 31, 2001, WCI had a negative Dividend Basket of $108.6 million, therefore, WCI will not be permitted to pay dividends to Renco Steel until its earnings exceed such amount. Other than allowable dividends, WCI's assets may not be utilized by Renco Steel. Renco Steel's ability to meet its debt service and working capital needs, given WCI's inability to provide dividends in the foreseeable future, will be completely dependent upon future support from Renco. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes, however, Renco has no obligation to do so.

         The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens. The ability of Renco Steel to comply with such covenants will be completely dependent upon future support from Renco. The limitation on the incurrence of additional indebtedness from a related party is $15.0 million and based upon an anticipated loan and an existing loan from Renco, approximately $10.5 million will be available for future borrowing.

         At October 31, 2001 Renco Steel was in compliance with the terms of the indenture governing the Senior Secured Notes. The Senior Secured Notes have been classified as a current liability on the Company's consolidated balance sheet as of October 31, 2001 due to Renco Steel's insufficient liquidity position, which resulted in its failure to pay interest on the Senior Secured Notes on the February 1, 2002 due date.

         Renco Steel's ability to meet its debt service and working capital obligations is completely dependent upon support from Renco. Failure to receive such support will have a material adverse effect on Renco Steel's financial condition and liquidity position.

         Dividends

         During 2001, Renco Steel did not pay a dividend and at October 31, 2001, Renco Steel was not permitted to pay dividends under the terms of the Senior Secured Notes indenture.

         Cash from Operations

         Cash (used) provided by the Company's operating activities was ($57.7) million for 2001 compared to $24.8 million and $15.9 million for 2000 and 1999, respectively. The decrease in operating cash flow in 2001 compared to 2000 resulted primarily from a decrease in income before income taxes excluding non-cash charges offset somewhat by changes in working capital.

WCI

         WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI's primary sources of liquidity as of October 31, 2001 consisted of cash and cash equivalents of $32.2 million and available borrowing under its $100 million revolving credit agreement (WCI Revolver).

         The WCI Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables, and subject to eligibility requirements, as defined therein, and expires on December 29, 2003. As of October 31, 2001, WCI had no borrowings outstanding under the WCI Revolver, with a borrowing limit of $75.2 million based on eligible inventories and receivables, net of $14.3 million in letters of credit outstanding or committed. As of December 31, 2001 WCI had liquidity (cash and availability under the WCI Revolver) of $45.9 million, after deducting a $25.0 million minimum availability requirement under the WCI Revolver amendment as discussed below, and after reduction for letters of credit outstanding or committed of $14.9 million.

         The WCI Revolver and the indenture governing the Senior Secured Notes of WCI contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. On January 25, 2002 WCI and its lenders under the WCI Revolver agreed to amend the loan agreement to require WCI to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225.0 million through January 31, 2002, negative $240.0 million from February 1, 2002 through April 30, 2002, negative $255.0 million from May 1, 2002 through July 31, 2002, and negative $260.0 million on August 1, 2002 and thereafter. In addition, WCI is required to maintain minimum availability under the WCI Revolver of $25.0 million. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control. See the Outlook section below for further discussion about expected results.

         Cash from Operations

         Cash provided (used) by WCI's operating activities was ($44.1) million for 2001 compared to $38.1 million and $28.7 million for 2000 and 1999, respectively. The decreased operating cash flow in 2001 compared to 2000 resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

         As of October 31, 2001, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $10.9 million for 2002, $0.3 million for 2003 and nothing thereafter.

         Capital Expenditures

         Capital expenditures by WCI were $13.6 million, $15.6 million and $11.4 million during 2001, 2000 and 1999, respectively. Capital expenditures are expected to be approximately $9 million for all of fiscal 2002. WCI has deferred the previously scheduled reline of its blast furnace. WCI has the blast furnace on a regular maintenance program to extend the life of the furnace lining, and WCI will continue to monitor the condition of the lining. The reline of the blast furnace has not yet been rescheduled. Management has funded WCI's capital expenditures in 2001, 2000 and 1999 through cash balances and cash provided by operating activities. At October 31, 2001, WCI had commitments for capital expenditures of approximately $4.3 million.

         Dividends

         WCI paid no dividends and was not permitted to do so under the Senior Secured Notes of WCI indenture during fiscal year 2001. WCI does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the indenture governing the Senior Secured Notes of WCI.

         Postretirement Benefit Plans

         WCI provides postretirement health care and life insurance benefits to substantially all employees who retire upon meeting certain age and length of service eligibility requirements. WCI has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of WCI and one of its subsidiaries to secure WCI's obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, WCI was permitted to pay current claims up to $8.8 million from a trust. That limit was reached during the three months ended July 31, 2001 which thereafter required WCI to pay claims from corporate assets. Claims paid by WCI or trust totaled $5.4 million, $4.4 million and $3.4 million during fiscal years 2001, 2000, and 1999, respectively.

         WCI has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. WCI expects to contribute approximately $26.6 million, $19.3 million and $16.8 million to the DBP during 2002, 2003 and 2004, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. WCI contributed $7.2 million, $4.2 million and $6.7 million to the DBP during the fiscal years ended October 31, 2001, 2000 and 1999, respectively.

         Environmental Matters

         WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring.

         Capital expenditures for environmental control and monitoring were $2.6 million, $0.7 million and $0.4 million in 2001, 2000 and 1999, respectively. Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $8.9 million, $9.3 million and $8.2 million for 2001, 2000 and 1999, respectively. Operating costs for fiscal 2002 for control and monitoring equipment are not expected to increase significantly from the prior periods.

         Environmental laws and regulations continue to change and generally have become more stringent, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's consolidated financial position and future results of operations.

         Labor Matters

         Most of WCI's hourly employees are represented by the USWA, with which WCI has a five-year collective bargaining agreement effective September 1, 1999 that expires October 31, 2004. This contract provides for wage increases of $1 per hour that became effective September 1, 2001 and $1 per hour effective March 1, 2003.

Outlook

         During the past several years the domestic steel market has been significantly impacted by the high level of steel imports to the U.S. The domestic market share of imported steel is estimated to have been approximately 25% for calendar 2001 and was 28.3%, 26.2% and 30.0% during calendar years 2000, 1999 and 1998, respectively while imports from calendar years 1993 to 1997 supplied between 18.7% and 24.8%. This significant increase in imported steel during the last four years has adversely affected shipping volume and has contributed significantly to the depressed pricing environment in the current market. During this period, WCI and the steel industry have filed various trade cases against hot-rolled and cold-rolled carbon steel flat products from various countries (certain of which are pending before the ITC) in response to this increase in imports. While various duties have been imposed on these products from certain countries, to date these duties have been ineffective in reducing overall steel imports to the U.S.

         As a result of the distortion of steel supply created by the surge of imports of flat rolled steel products and the lower demand for steel products due to the slumping economy, competition has intensified in WCI's high carbon and alloy product markets, particularly from minimills. This increased competition has influenced the pricing structure of these products and has reduced the premium WCI is currently able to receive on these products compared to commodity products.

         In response to the surging imports, in June 2001 the U.S. Trade Representative, at the direction of President Bush, requested an investigation by the International Trade Commission under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the U.S. in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. This request included the investigation of carbon and alloy flat rolled products among other products. On October 22, 2001 the ITC determined that the requisite injury had been demonstrated related to carbon and alloy slabs, hot- rolled, cold-rolled and coated products. These determinations pertain to imports from all countries except Canada.

         On December 19, 2001 the ITC forwarded its remedy recommendations to President Bush. These recommendations included a tariff rate quota on carbon and alloy slabs of 20% in excess of 7.0 million tons per year adjusting over a four year period to 11% on imports in excess of 8.5 million tons and a 20% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a four year period to 11%. President Bush is expected to make his remedy determination by early March 2002. President

Bush may, in his sole discretion, grant or withhold relief and determine the extent of relief.

         For the longer term, the shipping levels and realized selling prices of WCI products will be influenced by the levels of imported steel, the strength of the manufacturing sector of the domestic economy and production capacity changes by domestic competitors. Domestic flat rolled steel production capacity has been reduced by the closing of seven producers during the past two years with total hot strip mill capacity of 16.7 million tons. This has yet to have a significant impact on the market due to the levels of imports and the depressed manufacturing sector of the economy. In addition, any future impact of this closed capacity may be reversed if the facilities are restarted as has frequently happened with idled steel capacity in the past.

         Shipments during the first quarter of 2002 are expected to be approximately 245,000 tons, or 14% lower than the fourth quarter of 2001. Net sales per ton are expected to be approximately $367 in the first quarter 2002 and cost of products sold per ton is expected to be flat in the first quarter of 2002 compared to the fourth quarter 2001. As a result, WCI expects its net loss in the first quarter 2002 to approximate that of the fourth quarter 2001, excluding unusual charges.

         WCI has experienced a significant increase in its order intake rate and backlog during December 2001 and January 2002 which has resulted from the expectation of lower imports due to the pending Section 201 investigation, the recent closure of a competitor, a conclusion to inventory reductions by customers and the beginning of an economic recovery. With the increasing order entry rate and backlog, WCI and most other flat rolled steel producers announced price increases effective February 2002 of $20 per ton on hot-rolled products and effective March 2002 an additional $10 per ton on hot-rolled products and $20 per ton on cold-rolled products. Due to these factors, WCI expects shipping volume in the second quarter 2002 to increase approximately 25% to 310,000 tons compared to the first quarter 2002 with net sales per ton shipped increasing to $381. WCI expects further increases in shipping volume and sales prices through the second half of fiscal 2002 as the steel market and economy continue to recover. Based only on sustaining the expected second quarter 2002 net sales per ton price of $381 and shipping volume of 310,000 tons over the last two quarters of 2002, WCI would incur a significant net loss during fiscal 2002 for which WCI believes it has adequate availability of cash resources to maintain operations through at least fiscal 2002. However, if the volume or price increases expected to be realized during the second quarter of fiscal 2002 are not sustained for the balance of fiscal 2002, it is likely that WCI will not have adequate availability under its existing financing arrangements and will require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing or what the terms of any additional financing might be. Failure to obtain additional financing in these circumstances would likely have a material adverse effect on WCI's operations. For periods beyond fiscal 2002, further price and volume improvements will be necessary for WCI to have sufficient cash resources to maintain its operations.

         Renco Steel's sole source of liquidity has become advances and contributions from its parent, Renco, since its two former primary sources are no longer available. Renco Steel's Other Investments were liquidated in the third quarter of 2001 and dividend payments from WCI are currently prohibited under the terms of the indenture governing the Senior Secured Notes of WCI due to WCI's significant losses in 2001. WCI is required to earn in excess of its cumulative losses, as defined, before it is permitted to resume dividend payments to Renco Steel. At October 31, 2001, cumulative losses were $108.6 million and are expected to increase in 2002 based upon WCI's outlook as discussed above. It is not anticipated that WCI will be able to generate earnings in excess of its cumulative losses in the foreseeable future and therefore, Renco Steel does not expect to receive any dividends from WCI. Funding from Renco will be necessary for Renco Steel to meet its debt service, and to a much lesser extent, its administrative requirements. It is anticipated that Renco will advance adequate funds by March 1, 2002 to enable Renco Steel to pay the interest that was due on February 1, 2002 on the outstanding Senior Secured Notes not owned by Renco.

         As discussed in Note 14 to the Consolidated Financial Statements, WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI's facility. LTV Corporation filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. The coke plant was recently idled by LTV and could be permanently idled at any time. If the plant is permanently idled, it is estimated that WCI's results would be reduced by approximately $5 million on an annual basis.

Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and adopted Statement 142 effective November 1, 2001. The adoption of Statement 141 and Statement 142 will not have a material effect on either financial position or results of operations.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of certain long-lived assets. It requires companies to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is required to be adopted in fiscal years beginning after June 15, 2002. The Company has not yet determined the effect, if any, that adopting Statement 143 will have on future earnings and financial position.

         In August 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of Statement No. 144, and the guidance will be applied on a prospective basis. The Company has adopted the Statement effective November 1, 2001.

Forward-Looking Statements

         This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; demand for Company products; changes in industry capacity and levels of imports of steel or steel products; outcome of Section 201 investigation; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; future loans from Renco; future waivers of interest by Renco in regard to the Senior Secured Notes it owns; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward- looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At October 31, 2001, Renco Steel's Other Investments were zero. However, Other Investments had previously consisted of investments in limited partnerships which invested in a variety of financial assets, including, equity, debt, commodity contracts, futures and derivative securities. Renco Steel does not expect to have resources available in the foreseeable future to make new investments in such limited partnership funds.

           The limited partnership which Renco Steel was invested in at October 31, 2000 provided a right of withdrawal at the end of a calendar year, upon 45 days notice. Accordingly, this investment was classified as a current asset in the accompanying consolidated balance sheet as of October 31, 2000. The investment was held for trading purposes and was recorded at fair market value for financial reporting purposes. The fair market value at October 31, 2000 was $7.5 million, including $0.9 million of unrealized gains which were reflected in the Company's consolidated statement of operations for the twelve months ended October 31, 2000.

         In addition to the above, WCI is exposed to commodity price risk with respect to natural gas and zinc. WCI uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. Based on WCI's commodity hedge exposure at October 31, 2001 and 2000, a hypothetical 10 percent change in market rates applied to the fair value of the contracts would have no material impact on WCI's earnings, cash flow, or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                                      October 31,
                                                               ---------------------
                                                                 2001         2000
                                                               --------     --------
ASSETS
Current assets
  Cash and cash equivalents ................................   $      25    $   1,129
  Restricted cash and cash equivalents .....................      32,244       89,478
  Other investments ........................................          --        7,514
  Accounts receivable, less allowances for
    doubtful accounts of $3,100 and $750,
    respectively ...........................................      48,875       47,599
  Inventories ..............................................      87,847       97,021
  Prepaid expenses .........................................       1,049        1,076
                                                               ---------    ---------
       Total current assets ................................     170,040      243,817
Property, plant and equipment, net .........................     233,267      245,454
Excess of cost over acquired net assets, net ...............          --       11,357
Intangible pension asset, net ..............................      36,470       22,283
Other assets, net ..........................................       6,127       18,259
                                                               ---------    ---------
       Total assets ........................................   $ 445,904    $ 541,170
                                                               =========    =========
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt ........................   $ 120,334    $     128
  Accounts payable .........................................      45,939       47,199
  Accrued liabilities ......................................      79,607       54,138
  Due to related party .....................................       1,125           --
                                                               ---------    ---------
       Total current liabilities ...........................     247,005      101,465

Long-term debt, excluding current portion ..................     301,111      420,988
Postretirement health care benefits ........................     118,214      112,130
Pension benefits, excluding current portion ................      35,062       36,381
Other liabilities ..........................................      10,063       11,756
                                                               ---------    ---------
       Total liabilities ...................................     711,455      682,720
                                                               ---------    ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding ......................          --           --
  Additional paid-in capital ...............................       5,118          280
  Accumulated deficit ......................................    (270,669)    (141,830)
                                                               ---------    ---------
       Total shareholder's deficit .........................    (265,551)    (141,550)
Commitments and contingencies ..............................          --           --
                                                               ---------    ---------
       Total liabilities and
            shareholder's deficit ..........................   $ 445,904    $ 541,170
                                                               =========    =========

See accompanying notes to consolidated financial statements

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                          Years ended October 31,
                                   ----------------------------------
                                     2001          2000        1999
                                   --------     ---------   ---------
Net sales ......................   $ 413,108    $ 560,689    $ 531,669
Operating costs and expenses
  Cost of products sold ........     430,704      487,190      467,905
  Depreciation and amortization       24,475       26,859       26,939
  Selling, general and
   administrative expenses .....      16,953       15,887       14,836
  Unusual charges ..............       5,631           --           --
                                   ---------    ---------    ---------
                                     477,763      529,936      509,680
                                   ---------    ---------    ---------
         Operating (loss) income     (64,655)      30,753       21,989
                                   ---------    ---------    ---------
Other income (expense)
  Interest expense .............     (45,659)     (45,595)     (45,674)
  Interest, investment and other
   income (expense), net .......     (18,525)      10,359       11,167
                                   ---------    ---------    ---------
                                     (64,184)     (35,236)     (34,507)
                                   ---------    ---------    ---------
         (Loss) income before
          income taxes .........    (128,839)      (4,483)     (12,518)
Income tax (benefit) expense ...          --           --      (21,210)
                                   ---------    ---------    ---------

         Net (loss) income .....   $(128,839)   $  (4,483)   $   8,692
                                   =========    =========    =========



         See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
                             (Dollars in thousands)


                                        Years ended October 31, 2001, 2000, and 1999
                                ----------------------------------------------------------

                                                       Addi-                  Total
                                                      tional    Accumu-       Share-
                                Preferred   Common    Paid-In   lated         holder's
                                Stock       Stock     Capital   Deficit       Deficit
                                ---------   ------   --------   ---------     ---------
Balance at October 31, 1998 ..   $    --   $    --   $       1   $(142,789)   $(142,788)
Net income ...................        --        --          --       8,692        8,692
Capital contribution .........        --        --         279          --          279
                                 -------   -------   ---------   ---------    ---------
Balance at October 31, 1999 ..        --        --         280    (134,097)    (133,817)
Net loss .....................        --        --          --      (4,483)      (4,483)
Dividends paid on Common Stock        --        --          --      (3,250)      (3,250)
                                 -------   -------   ---------   ---------    ---------
Balance at October 31, 2000 ..        --        --         280    (141,830)    (141,550)
Net income ...................        --        --          --    (128,839)    (128,839)
Capital contribution .........        --        --       4,838          --        4,838
                                 -------   -------   ---------   ---------    ---------

Balance at October 31, 2001      $    --   $    --   $   5,118   $(270,669)   $(265,551)
                                 =======   =======   =========   =========    =========



         See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                              Years ended October 31,
                                                         ---------------------------------
                                                           2001          2000        1999
                                                         -------       -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income ...................................   $(128,839)   $  (4,483)   $   8,692
Adjustments to reconcile net (loss) income to net
 cash (used) provided by operating activities
  Depreciation and amortization .....................      22,943       23,916       24,005
  Amortization of deferred maintenance costs ........       1,532        2,943        2,934
  Amortization of financing costs and bond discount .       1,914        1,895        1,924
  Postretirement health care benefits ...............      11,685       11,829        6,923
  Pension benefits ..................................       3,952        6,505       (2,493)
  Provision for losses on accounts receivable .......       2,603           37          (84)
  Deferred income taxes .............................          --           --      (21,689)
  Gain on other investments .........................        (203)      (2,028)      (2,954)
  Asset impairment and other charges ................      27,283           --           --
  Other .............................................         236        1,190          430
  Cash provided (used) by changes in certain
   assets and liabilities
    Accounts receivable .............................      (3,879)      10,210       (9,038)
    Inventories .....................................       9,173      (12,847)       3,965
    Prepaid expenses and other assets ...............      (3,757)         871       (5,280)
    Accounts payable ................................      (1,262)     (12,531)      13,110
    Accrued liabilities .............................        (542)        (700)      (4,246)
    Other liabilities ...............................      (1,693)      (1,982)        (317)
    Due to parent ...................................       1,125           --           --
                                                        ---------    ---------    ---------
  Net cash (used) provided by operating activities ..     (57,729)      24,825       15,882
                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment ........     (13,567)     (15,602)     (11,403)
  Gross proceeds from the sale of assets ............         136           --           --
  Proceeds from sale of other investments ...........       7,717       11,452       13,489
  Purchase of other investments .....................          --       (6,700)      (5,000)
                                                        ---------    ---------    ---------
  Net cash used by investing activities .............      (5,714)     (10,850)      (2,914)
                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in long-term debt ......................         267         (122)        (116)
  Dividends paid ....................................          --       (3,250)          --
  Capital contribution made by parent ...............       4,838           --           --
                                                        ---------    ---------    ---------
  Net cash provided (used) by
    financing activities ............................       5,105       (3,372)        (116)
                                                        ---------    ---------    ---------
Net (decrease) increase in cash and cash
  equivalents .......................................     (58,338)      10,603       12,852
Total cash and cash equivalents at
  beginning of period ...............................      90,607       80,004       67,152
                                                        ---------    ---------    ---------
Total cash and cash equivalents
  at end of period ..................................   $  32,269    $  90,607    $  80,004
                                                        =========    =========    =========
Supplemental disclosure of cash flow information
  Cash paid for interest ............................      40,497       43,699    $  43,757
  Cash paid for income taxes ........................          --           21          522



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

         Renco's investment in WCI included the effects of certain purchase accounting adjustments related to the acquisition of treasury stock by WCI in fiscal 1997 that were not reflected in the financial statements of WCI. Accordingly, the Company's consolidated financial statements include the accounts of WCI and reflect the purchase accounting adjustments of $44.1 million in the aggregate as initially recorded in 1997. The purchase accounting adjustments reflected differences in the basis of accounting for certain assets and liabilities in Renco Steel's financial statements as compared to WCI's financial statements and affected the valuation of inventories, property, plant and equipment, intangible pension assets, excess of cost over net assets acquired, deferred income taxes, postretirement health care benefits and the related depreciation and amortization. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

         (b)  Nature of Operations

         In addition to being the parent company of WCI, Renco Steel's operations have included the management of an investment portfolio. In 2001 the investment portfolio was liquidated.

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

         During 2001, 2000 and 1999, WCI's largest customer accounted for 9.8%, 10.1% and 11.3%, respectively, of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI's shipments are to customers within 200 miles of its primary facility.

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

         (d)  Other Investments

         Renco Steel has from time to time invested in various limited partnerships ("Other Investments") which invest in a variety of financial assets including equity, debt and derivative securities. Renco Steel was invested in one such limited partnership on October 31, 2000 but liquidated the investment in 2001, and was not invested in any limited partnerships at October 31, 2001.

         Renco Steel has accounted for its investment in limited partnerships under the equity method and includes its pro-rata share of the partnerships' realized and unrealized gains in investment income. The Company's consolidated statements of operations include earnings under the equity method of $0.2 million, $2.0 million and $2.5 million for the twelve months ended October 31, 2001, 2000 and 1999 respectively.

         (e)  Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product.

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

         (g)  Excess of Cost Over Acquired Net Assets

         Cost in excess of net assets acquired represents the excess of cost over the fair value of net assets resulting from WCI's tender offer in November 1996, of the 15.53% of WCI's common stock not owned by Renco. It has been amortized on the straight line method over 25 years.

         These amounts are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. In the event of impairment, a loss is recognized for the excess of the carrying amount over fair value. Fair value is determined based on expected future cash flows. During fiscal 2001, the Company recorded a loss of $10.8 million on the impairment of cost in excess of acquired net assets. This loss is included as a component of Interest, investment and other income (expense), net, on the statement of operations.

         (h)  Other Assets

         Deferred financing costs, included in other assets, are amortized using the effective yield method over the term of the related financing and deferred blast furnace maintenance costs, also included in other assets, are amortized using the straight-line method over a six-year period.

         (i)  Income Taxes

         On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the "built in gains" provisions of the tax law, federal and state taxes may become payable and would be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax basis on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. With the exception of the Company's Other Investments, which have previously been liquidated, it is not management's present intention to trigger any taxes under the built- in-gain provisions of the tax law.

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

(2)      Inventories
-------------------------------------------------------------------
         Inventories consist of the following:


                                                   October 31,
                                                2001        2000
                                             -------------------------
                                             (Dollars in thousands)
         Raw materials ....................   $ 33,710   $ 39,209
         Finished and semi-finished product     54,042     61,299
         Supplies .........................         95         74
                                              --------   --------
                                                87,847    100,582
         Less LIFO reserve ................         --      3,561
                                              --------   --------
                                              $ 87,847   $ 97,021
                                              ========   ========


(3)      Property, Plant and Equipment
-------------------------------------------------------------------
         Property, plant and equipment consists of the following:

                                               October 31,
                                           2001       2000
                                        -------------------------
                                        (Dollars in thousands)
         Land and improvements .......   $    694   $    435
         Buildings ...................     27,329     27,563
         Machinery and equipment .....    389,461    387,583
         Construction in progress ....     10,653     13,115
                                         --------   --------
                                          428,137    428,696
         Less accumulated depreciation    194,870    183,242
                                         --------   --------
                                         $233,267   $245,454
                                         ========   ========

(4)      Long-Term Debt
-------------------------------------------------------------------
         Long-term debt consists of the following:


                                                                                     October 31,
                                                                                   2001        2000
                                                                              -------------------------
                                                                               (Dollars in thousands)
         Senior Secured Notes (net of unamortized discount of $202 and $264, respectively) with interest at 10.875%, payable semi-annually,
           due 2005 ...........................................................   $119,798   $119,736
         Senior Secured Notes of WCI
           with interest at 10% payable
           semi-annually, due 2004 ............................................    300,000    300,000
         Revolving Credit Facility of WCI (WCI Revolver) with interest at prime rate (5.5% at October 31, 2001)
           payable monthly ....................................................         --         --
         Other ................................................................      1,647      1,380
                                                                                  --------   --------
                                                                                  $421,445   $421,116
         Less current portion of long-term
           debt ...............................................................    120,334        128
                                                                                  --------   --------
                                                                                  $301,111   $420,988
                                                                                  ========   ========

         In February 1998, Renco Steel issued $120.0 million principal amount of 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes). The Senior Secured Notes are secured by a pledge of all the outstanding capital stock of WCI. WCI incurred a significant loss in 2001 and therefore was not permitted to pay dividends to Renco Steel in 2001 under the terms of the indenture governing WCI's $300.0 million 10% Senior Secured Notes due 2004 (Senior Secured Notes of
WCI) and does not expect to pay dividends to Renco Steel in the foreseeable future. Renco Steel did not make the interest payment that was due on February 1, 2002 on the Senior Secured Notes due to insufficient liquidity. Renco Steel anticipates that Renco will provide adequate funds to enable Renco Steel to pay interest on the outstanding Senior Secured Notes not owned by Renco by March 1, 2002. Renco has agreed to irrevocably waive its right to receive interest on the Senior Secured Notes that it owns in regard to the interest payment that was due on February 1, 2002, and such waiver has been recorded by the Company as a capital contribution.

         As of October 31, 2001 and the date hereof, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes. Renco waived its right to receive interest payments of $3.2 million on the Senior Secured Notes it owned in regard to the August 1, 2001 interest payment, and such waiver has been recorded by the Company as a capital contribution.

         Under WCI's loan agreements, there are no amounts available for dividends and certain other transactions with affiliates at October 31, 2001. Accordingly, WCI's assets, other than allowable dividends, may not be utilized by Renco Steel. Cash and cash equivalent balances of WCI of $32.2 million and $89.5 million at October 31, 2001 and 2000 respectively, have been classified as "Restricted Cash and Cash Equivalents" on the financial statements.

         Renco Steel's Senior Secured Notes contain covenants which limit the incurrence of additional indebtedness, payments to shareholders, sale of assets, change of control, transactions with affiliates and impairment of security interest. Renco Steel is generally permitted to declare and pay dividends and make other transactions with affiliates provided no condition of default exists or will exist and the accumulated amount of such transactions is not greater than fifty percent (50%) of the net income, as defined, which definition excludes the earnings of subsidiaries unless actually received in cash by Renco Steel, as a dividend, (less 100% of any net loss) earned for periods subsequent to January 31, 1998 when taken as a single accounting period. At October 31, 2001, Renco Steel was not permitted to pay dividends under the terms of its indebtedness. Renco Steel's ability to borrow from affiliates is restricted to $15.0 million. After the anticipated loan from Renco of $3.4 million and the existing Renco loan of $1.1 million, future borrowings of $10.5 million will be available under the terms of indenture governing the Senior Secured Notes.

         At October 31, 2001 Renco Steel was in compliance with the terms of the indenture governing the Senior Secured Notes. The Senior Secured Notes have been classified as a current liability on the Company's consolidated balance sheet as of October 31, 2001 due to Renco Steel's insufficient liquidity position, which resulted in its failure to pay interest on the Senior Secured Notes on the February 1, 2002 due date.

         Renco Steel's ability to meet its debt service and working capital obligations is completely dependent upon support from Renco. Failure to receive such support will have a material adverse effect on Renco Steel's financial condition and liquidity position.

         The Senior Secured Notes of WCI are secured by a second priority lien on substantially all of the existing property, plant and equipment of WCI which will become a first priority lien if all of WCI's 10.5% Senior Notes due 2002 (Senior Notes of WCI) are extinguished ($0.3 million currently outstanding). A Voluntary Employee Beneficiaries Association trust fund, established to hold WCI contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes of WCI, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes of WCI becomes a first priority lien.

         WCI has a $100,000,000 Revolving Credit Facility (WCI Revolver) secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The WCI Revolver is subject to a monthly service fee of $15,000, and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were no borrowings outstanding under the WCI Revolver as of or during the year ended October 31, 2001. The WCI Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. WCI had a borrowing limit of $75,152,000 based on eligible inventory and receivables net of $14,300,000 in letters of credit outstanding or committed at October 31, 2001. The borrowing limit, as amended in January 2002 and discussed below, is subject to a $25 million minimum availability requirement. The

WCI Revolver is subject to a penalty of $250,000 if terminated before October 31, 2003.

         The WCI Revolver and Senior Secured Notes of WCI contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of WCI's assets. On January 25, 2002, WCI and its lenders under the WCI Revolver agreed to amend the loan agreement to require WCI to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225.0 million through January 31, 2002, negative $240.0 million from February 1, 2002 through April 30, 2002, negative $255.0 million from May 1, 2002 through July 31, 2002, and negative $260.0 million on August 1, 2002 and thereafter. In addition, WCI is required to maintain minimum availability under the WCI Revolver of $25 million. This amendment also changes the interest charged to prime rate plus 1.5% which is currently 6.25%. WCI is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income, as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements there are no amounts available for dividends and other transactions with affiliates at October 31, 2001.

         Aggregate principal payments on long-term debt for the five years subsequent to October 31, 2001 are as follows: $536,000 in 2002, $955,000 in 2003, $58,000 in 2004, and $420,064,000 in 2005, and $34,000 in 2006.

         As of October 31, 2001, based on the quoted market price, the fair value of the Senior Secured Notes was $18,000,000 and fair market value of the Senior Secured Notes of WCI was $195,000,000.

(5)      Accrued Liabilities
-------------------------------------------------------------------
         Accrued liabilities included employment related costs of $54,472,000 and $29,311,000 and interest of $14,170,000 and $15,785,000 at October 31, 2001 and 2000, respectively.

(6)      Employee Compensation Plans
-------------------------------------------------------------------
         WCI has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on WCI's income as defined under each plan. Total expense under the plans was $685,000, $4,929,000, and $2,670,000 for the years ended October 31, 2001, 2000, and 1999, respectively. Certain amounts under these plans represent deferred compensation.

(7)      Pension Plans
-------------------------------------------------------------------
         WCI has defined contribution retirement plans under which it expensed approximately $1,859,000, $2,083,000, and $5,223,000, for the years ended
October 31, 2001, 2000, and 1999, respectively.

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


                                                  October 31,
                                                2001       2000
                                             -----------------------
                                             (Dollars in thousands)
         Projected benefit obligation ....   $ 98,682    $ 81,195
         Plan assets at fair value .......     36,906      37,534
                                             --------    --------
         Projected benefit obligation in
           excess of plan assets .........     61,776      43,661
         Unrecognized net gain (loss) from
           past experience different from
           that assumed and effects of
           changes in assumptions ........      4,277      24,376
         Unrecognized prior service cost .    (40,830)    (46,767)
         Additional minimum liability ....     36,470      22,283
                                             --------    --------
         Accrued pension cost ............     61,693      43,553
         Less pension liability due
           within one year ...............     26,631       7,172
                                             --------    --------
         Long-term pension liability .....   $ 35,062    $ 36,381
                                             ========    ========

         An assumed discount rate of 7.0% and 7.5% and an expected return on plan assets of 9.0% in 2001 and 2000 were used for purposes of valuing the benefits under the defined benefit pension plan.

         The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:


                                                2001        2000
                                              ----------------------
                                              (Dollars in thousands)
         Projected benefit obligation at
           beginning of year ..............   $ 81,195    $ 69,196
         Service cost .....................      3,500       3,971
         Interest cost ....................      6,155       4,853
         Transfer from defined contribution
           components .....................      4,827      11,265
         Actuarial (gains) losses, net ....      9,476      (5,237)
         Benefits paid ....................     (6,471)     (2,853)
                                              --------    --------
         Projected benefit obligation
           at end of year .................   $ 98,682    $ 81,195
                                              ========    ========


         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

                                              2001         2000
                                            ----------------------
                                            (Dollars in thousands)
         Plan assets at beginning of year   $ 37,534    $ 25,909
         Actual return on assets ........     (6,156)     (1,035)
         Employer contributions .........      7,172       4,248
         Benefits paid ..................     (6,471)     (2,853)
         Transfers from prior plans .....      4,827      11,256
                                            --------    --------
         Plan assets at end of year .....   $ 36,906    $ 37,534
                                            ========    ========


         The following table sets forth the components of pension expense:

                                                 Years Ended October 31,
                                              2001        2000        1999
                                            --------------------------------
                                                (Dollars in thousands)
         Service cost ...................   $  3,500    $  3,971    $     96
         Interest cost ..................      6,155       4,853       3,107
         Expected return on plan assets .     (3,254)     (2,112)     (1,400)
         Amortization of unrecognized:
           Prior service cost ...........      5,936       5,936       3,652
           Actuarial (gain) losses, net .     (1,213)     (1,895)     (1,248)
                                            --------    --------    --------
                                            $ 11,124    $ 10,753    $  4,207
                                            ========    ========    ========


(8)      Postretirement Health Care Benefits
------------------------------------------------------------------
         The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company's postretirement health care and life insurance plans:


                                            Years Ended October 31,
                                              2001         2000
                                            -----------------------
                                            (Dollars in thousands)
         APBO ...........................   $ 154,369    $ 132,686
         Plan assets at fair value ......       9,234       15,564
                                            ---------    ---------
         APBO in excess of plan
           assets .......................     145,135      117,122
         Unrecognized prior service
           cost resulting from plan
           amendments ...................      (3,236)      (4,983)
         Unrecognized net loss from past
          experience different from that
          assumed and from changes in
          assumptions ...................     (18,085)          (9)
                                            ---------    ---------
         Accrued postretirement benefit
           cost .........................     123,814      112,130

         Less portion due within one year       5,600           --
                                            ---------    ---------
                                            $ 118,214    $ 112,130
                                            =========    =========

         The APBO was determined using a discount rate of 7.0% and 7.5% and an expected return on plan assets of 9.0% in 2001 and 2000, and an assumed health care cost trend rate of 7.0% in 2002, gradually declining to 5.0% after 2004. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 2001 would increase by $24,373,000 along with an increase in the 2001 service and interest cost components of $2,455,000. Assuming a 1% decrease in the health care cost trend rates, the APBO at October 31, 2001 would decrease by $19,415,000 along with a decrease in the 2001 service and interest cost components of $1,920,000.

         The following table sets forth a reconciliation of the beginning and end of year APBO:


                                            2001        2000
                                        ------------------------
                                          (Dollars in thousands)
         APBO at beginning of year ...   $ 132,686    $ 124,535
         Service cost ................       2,701        2,658
         Interest cost ...............      10,053        9,206
         Actuarial (gains) losses, net      14,353          718
         Benefits paid ...............      (5,424)      (4,431)
                                         ---------    ---------
         APBO at end of year .........   $ 154,369    $ 132,686
                                         =========    =========

         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:


                                              2001        2000
                                            ----------------------
                                           (Dollars in thousands)
         Plan assets at beginning of year   $ 15,564    $ 18,090
         Actual return on assets ........     (2,329)      1,759
         Employer contributions .........         --         213
         Benefits paid ..................     (4,001)     (4,498)
                                            --------    --------
         Plan assets at end of year .....   $  9,234    $ 15,564
                                            ========    ========


         Net periodic postretirement benefit costs included the following components:

                                                 Years Ended October 31,
                                              2001        2000        1999
                                           ---------------------------------
                                                (Dollars in thousands)
         Service cost ...................   $  2,701    $  2,658    $  3,357
         Interest cost ..................     10,053       9,206       8,670
         Expected return on plan assets .     (1,184)     (1,477)     (1,281)
         Amortization of unrecognized:
           Prior service cost ...........      1,748       1,748       1,355
           Actuarial (gain) loss ........       (209)       (161)        257
                                            --------    --------    --------
         Net periodic postretirement

           benefit cost .................   $ 13,109    $ 11,974    $ 12,358
                                            ========    ========    ========

(9)      Income Taxes
------------------------------------------------------------------
         As a result of the change in tax status described in Note 1(i), the Company recognized an income tax benefit of $21,210,000 during 1999, the majority of which is the elimination of net deferred tax liabilities recorded as of October 31, 1998. The Company's tax basis in its assets and liabilities exceeded its book basis by approximately $19,860,000 and $7,900,000 as of October 31, 2000 and 1999, respectively.

(10)     Leases
-------------------------------------------------------------------
         WCI leases a portion of its operating and data processing equipment. Rent expense for noncancellable operating leases amounted to approximately $1,741,000, $1,914,000 and $1,873,000, for the years ended October 31, 2001,
2000 and 1999, respectively.

         The following table is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at October 31, 2001.


                             (Dollars in Thousands)

               Fiscal
               year ended           Capitalized  Operating
               October 31,          Leases       Leases
               -----------          -----------  ---------
               2002 .................   $  149    $1,457
               2003 .................      136       671
               2004 .................       70       481
               2005 .................       70       275
               2006 .................       35        64
                       Thereafter ...        0         5
                                        ------    ------
         Total minimum lease payments      460    $2,953
                                                  ======
         Imputed interest ...........      (65)
                                        ------
         Present value of minimum
           capitalized lease payments      395
         Less current portion .......      121
                                        ------
         Long-term capitalized
           lease obligations ........   $  274
                                        ======

(11)     Related Party Transactions
-------------------------------------------------------------------
         As of October 31, 2001 and the date hereof, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes, however, Renco has waived its rights to collect interest for both the August 1, 2001 interest payment and the interest payment that was due on February 1, 2002. In the year ended October 31, 2001, Renco Steel recorded a capital contribution of $4.8 million to reflect the Renco waiver.

         Renco Steel borrowed $1.1 million from Renco under the terms of a promissory note in the third quarter of 2001. Interest accrues monthly at a rate of 8.75% per annum. The obligation is payable upon Renco's demand and Renco's right to payment is contractually subordinated to the right of payment under the Senior Secured Notes.

         WCI has a management services agreement with Renco under which Renco provides certain management services to WCI. Under terms of this agreement, WCI is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2004. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 2001, 2000, and 1999.

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

         In fiscal 2001, 2000, and 1999, the Company incurred costs of approximately $2.3 million, $2.0 million, and $1.7 million, respectively, under the Renco insurance program. Costs incurred under the Renco insurance program for 2002 are estimated to be $6.3 million due mainly to severe capacity constraints and excessive price increases by both property insurers and reinsurers following the September 2001 terrorist attacks.

         During 2001, WCI purchased approximately $4.5 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. WCI believes that such purchases were on an arm's length basis at a price no less favorable than at which WCI could obtain from unaffiliated entities. Also during 2001, WCI sold approximately $0.4 million of flat rolled steel products on an arm's length basis to Unarco Material Handling, Inc., a direct subsidiary of Renco.

(12)     Commitments and Contingencies
-------------------------------------------------------------------
         At October 31, 2001, WCI had commitments to purchase data processing services of approximately $8,545,000 in the aggregate over the remaining 18 months of its management information systems agreement and purchased services of approximately $5,594,000, $5,496,000 and $5,578,000 in 2001, 2000 and 1999,
respectively, under the agreement.

         WCI has entered into a 15 year agreement for the supply of certain gases commencing in 2002. This contract requires WCI to pay a minimum monthly amount on a take or pay basis. Commitments under this contract total approximately $5.4 million per year and are subject to escalation.

         At October 31, 2001, at pricing then in effect, WCI had firm commitments for the purchase of raw materials and gases of approximately $38,467,000 in 2002, $9,435,000 in 2003, $5,426,000 in 2004, $5,426,000 in 2005,
$5,426,000 in 2006 and $56,975,000 thereafter. In addition, at October 31, 2001 WCI had commitments for capital expenditures of approximately $4,329,000.

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

         WCI is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the

Environmental Protection Agency (EPA). The consent decree requires WCI to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decree also provides for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

         As a condition of a previous Resource Conservation and Recovery Act
(RCRA) operating permit, WCI is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), and has submitted its report to the EPA. WCI and the EPA agreed that additional sampling would be required to complete a full RFI which is expected to be completed by the end of 2003. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

         On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss. All briefs have been filed in the Federal Appeals Court but no decision has yet been rendered.

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

(13)     Segment Reporting
-------------------------------------------------------------------
         In applying Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company considers its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosures are presented on this basis for fiscal years 2001, 2000, and 1999.

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

         A complete reconciliation of segment income to consolidated net (loss) income is presented below:


                                      2001         2000          1999
                                    ---------    ---------     ---------
         WCI ....................   $(100,805)   $  10,302    $   5,863
         Other ..................     (28,034)     (14,785)       2,829
                                    ---------    ---------    ---------
               Total Consolidated   $(128,839)   $  (4,483)   $   8,692
                                    =========    =========    =========

         Other net (loss) income consists primarily of the interest, investment and other income (expense), interest expense and income tax benefits of Renco Steel and the effects of the purchase accounting adjustments (Note 1), as outlined below.

         Interest, Investment and Other Income (Expense)


                                      2001        2000       1999
                                    --------    --------   ---------
         WCI ....................   $ (7,608)   $  8,054   $  8,062
         Other ..................    (10,917)      2,305      3,105
                                    --------    --------   --------
               Total Consolidated   $(18,525)   $ 10,359   $ 11,167
                                    ========    ========   ========


         Interest Expense

                                      2001      2000      1999
                                    -------   -------   -------
         WCI ....................   $31,980   $31,940   $32,030
         Other ..................    13,679    13,655    13,644
                                    -------   -------   -------
               Total Consolidated   $45,659   $45,595   $45,674
                                    =======   =======   =======



         Income Tax Benefit (Expense)

                                      2001          2000       1999
                                    ---------    ----------   -------
         WCI ....................   $       --   $       --   $ 4,279
         Other ..................           --           --    16,931
                                    ----------   ----------   -------
               Total Consolidated   $       --   $       --   $21,210
                                    ==========   ==========   =======


         Depreciation and Amortization

                                            2001       2000     1999
                                           -------   -------   -------
         WCI ...........................   $20,870   $23,254   $23,334
         Purchase accounting adjustments
           (See Note 1) ................     3,605     3,605     3,605
                                           -------   -------   -------
               Total Consolidated ......   $24,475   $26,859   $26,939
                                           =======   =======   =======

         Assets

                                      2001       2000       1999
                                    --------   --------   --------
         WCI ....................   $406,613   $478,176   $479,944
         Other ..................     39,291     62,994     71,809
                                    --------   --------   --------
               Total Consolidated   $445,904   $541,170   $551,753
                                    ========   ========   ========


         Assets listed above as Other include investments and cash equivalents held by Renco Steel of zero, $8.6 million and $13.9 million in 2001, 2000 and 1999, respectively, and the effects of the purchase accounting adjustments discussed in Note 1.

         All expenditures for long lived assets were made by the segment of WCI and all long lived assets are located within the United States.

(14)     Other Matters
-------------------------------------------------------------------------
         LTV Corporation (LTV) filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI's facility in Warren, Ohio. As a result of the filing, WCI recorded a charge of $2.1 million in the first fiscal quarter of 2001 to reduce the amounts due from LTV to estimated net realizable value (included in Selling, general and administrative expenses). The coke plant was recently idled by LTV and could be permanently idled at any time. If the plant had been permanently idled on November 1, 2000, WCI's net loss in 2001 would have increased by approximately $5 million.

(15)     Unusual Charges
-------------------------------------------------------------------------
         The Youngstown Sinter Company (YSC), a wholly owned subsidiary of WCI, idled its plant indefinitely effective July 15, 2001. YSC had been in operation since 1991 producing a clinker-type material (Sinter) from steelmaking by-products such as slag and ore fines. The sinter was then used as a substitute feed stock in WCI's blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million (included in Unusual charges) during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

         On September 7, 2000 WCI entered into a non-binding letter of intent with Acme Steel Company (Acme Steel) and Acme Metals Incorporated (Acme Metals), pursuant to which WCI would acquire substantially all of Acme Steel's assets and assume certain liabilities. Acme Steel, Acme Metals and certain of their affiliates were debtors in a Chapter 11 case pending before the United States Bankruptcy Court for the District of Delaware at that time. Due to the depressed condition of the steel industry and, as a result, Acme Steel's failure to meet certain conditions in the letter of intent, WCI chose not to consummate the acquisition of assets under the terms of the letter of intent. Because of the poor performance of Acme Metals and the effect on the underlying value of its assets at that time, the Company recorded a charge of $10.8 million during the quarter ended January 31, 2001 to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned predominantly by WCI, and to a much lesser extent by Renco Steel (included in Interest, investment and other income (expenses), net).

         WCI continued its efforts to attempt to acquire these assets into the fourth quarter of fiscal 2001, but was unsuccessful. Accordingly, during the fourth quarter of fiscal 2001, WCI recorded a charge of $1.7 million to expense certain accumulated acquisition related costs (included in Unusual charges).

         In the quarter ended October 31, 2001, the Company incurred a charge of $10.8 million to record the loss on the impairment of cost in excess of acquired net assets (included in Interest, investment and other income (expense), net). The Company's amortization expense was $0.5 million in each of the three years ended October 31, 2001, 2000 and 1999.

(16)     Selected Quarterly Data (Unaudited)
-------------------------------------------------------------------------
         The following is a summary of unaudited quarterly results for the years ended October 31, 2001 and 2000:


                                          Three Months Ended 2001
                             Jan. 31      April 30     July 31      Oct. 31
                             ------------------------------------------------
                                           (Dollars in thousands)
         Net sales .......   $  98,191    $  99,268    $ 109,988    $ 105,661
         Gross margin ....      (3,778)      (1,685)      (2,766)      (9,367)
         Net income (loss)     (36,934)     (26,424)     (22,965)     (42,516)


                                        Three Months Ended 2000
                             Jan. 31      April 30    July 31     Oct. 31
                             ----------------------------------------------
                                         (Dollars in thousands)
         Net sales .......   $ 141,212   $ 156,149   $ 140,726    $ 122,602
         Gross margin ....      22,104      25,012      18,541        7,842
         Net income (loss)       4,794       4,018      (1,512)     (11,783)

         During the three months ended January 31, 2001 the Company recorded a charge of $10,836,000 to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned predominantly by WCI and to a much lesser extent by Renco Steel.

         WCI recorded a charge of $3,909,000 during the three months ended April 30, 2001 to reflect plant idling costs associated with the indefinite idling of YSC, of which $2,982,000 represents the recognition of an impairment in the value of the assets of the facility.

         During the three months ended October 31, 2001, the Company recorded a charge of $10,816,000 to write off the unamortized book value of the goodwill that was previously recorded to reflect purchase accounting adjustments relating to the acquisition of treasury stock by WCI in fiscal 1997. A charge of $1,695,000 was recorded to expense certain accumulated acquisition costs related to the Acme Steel acquisition efforts.

         During the three months ended October 31, 2001 and 2000 WCI recorded inventory valuation charges totaling $2,605,000 and $1,189,000, respectively.

         During the three months ended January 31, 2000, WCI recorded a gain of $2,842,000 as a result of an agreement with the USWA, which permitted WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits.

(17)     Management Plan (unaudited)
-------------------------------------------------------------------------
         In the year ended October 31, 2001, the Company recorded an operating loss of $64.7 million and a net loss of $128.8 million. The shareholder's deficit on October 31, 2001 was $265.6 million. The Company expects its net loss in the first quarter of 2002 to approximate that of the fourth quarter of 2001 excluding unusual charges. At October 31, 2001 Renco Steel's unrestricted cash was a nominal amount and Other Investments were zero.

         WCI expects to incur significant loss in fiscal 2002. WCI's results will impact WCI's long term liquidity position, however, it is not expected to impact Renco Steel's liquidity because WCI is currently prohibited from paying dividends under the terms of the indenture governing the Senior Secured Notes of WCI. Due to WCI's cumulative losses, as defined in the indenture, WCI needs to earn in excess of $108.6 million, as of October 31, 2001, before it is permitted to resume dividend payments to Renco Steel. This amount will increase with the loss WCI expects in 2002. It is not anticipated that WCI will be able to generate earnings in excess of its cumulative losses in the foreseeable future and therefore, Renco Steel does not expect to receive any dividends from WCI.

         The sole source of liquidity for Renco Steel has become its parent, Renco, however, management may also seek loans from unrelated third parties, if available. Renco's support may be in the form of loans or capital contributions to Renco Steel and Renco may also elect to waive its right to collect interest on the Senior Secured Notes it owns. In 2001, Renco loaned $1.1 million to Renco Steel and waived interest on the Senior Secured Notes resulting in a capital contribution of $4.8 million. Renco Steel anticipates that Renco will loan it an additional $3.4 million by March 1, 2002 in order for Renco Steel to pay interest that was due on February 1, 2002 on the Senior Secured Notes not owned by Renco. Under the terms of the Senior Secured Notes indenture, after the anticipated loan from Renco, future borrowings from affiliates will be limited to an additional $10.5 million. Renco has no obligation to make loans or capital contributions to Renco Steel.

         At October 31, 2001 Renco Steel was in compliance with the terms of the indenture governing the Senior Secured Notes. The Senior Secured Notes have been classified as a current liability on the Company's consolidated balance sheet as of October 31, 2001 due to Renco Steel's insufficient liquidity position, which resulted in its failure to pay interest on the Senior Secured Notes on the February 1, 2002 due date.

         Renco Steel's ability to meet its debt service and working capital obligations is completely dependent upon support from Renco. Failure to receive such support will have a material adverse effect on Renco Steel's financial condition and liquidity position.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholder and Board of Directors
Renco Steel Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Renco Steel Holdings, Inc. and subsidiaries (a wholly-owned subsidiary of The Renco Group, Inc.) as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholder's deficit, and cash flows for each of the years in the three-year period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renco Steel Holdings, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG LLP
-------------------------

KPMG LLP

Cleveland, Ohio
February 6, 2002

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        WCI STEEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                                    October 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ---------     ---------
ASSETS
Current assets
  Cash and cash equivalents ................................   $  32,244    $  89,478
  Accounts receivable, less allowances
   for doubtful accounts of $3,100
   and $750, respectively ..................................      48,875       47,599
  Inventories ..............................................      87,075       96,171
  Prepaid expenses and other current
   assets ..................................................       1,049        1,076
                                                               ---------    ---------
        Total current assets ...............................     169,243      234,324
Property, plant and equipment, net .........................     193,453      202,578
Intangible pension asset, net ..............................      39,556       25,677
Other assets, net ..........................................       4,361       15,597
                                                               ---------    ---------
        Total assets .......................................   $ 406,613    $ 478,176
                                                               =========    =========
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt ........................   $     536    $     128
  Accounts payable .........................................      45,939       47,201
  Accrued liabilities ......................................      77,679       50,571
                                                               ---------    ---------
        Total current liabilities ..........................     124,154       97,900

Long-term debt, excluding current portion ..................     301,111      301,252
Postretirement health care benefits ........................     117,719      111,584
Pension benefits ...........................................      35,000       36,313
Other liabilities ..........................................      10,063       11,756
                                                               ---------    ---------
Total liabilities ..........................................     588,047      558,805

Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
    5,000 shares authorized, none issued ...................          --           --
  Common stock, no par value, stated value
    $.01 per share, 40,000,000 shares
    authorized, 100 shares issued and
    outstanding ............................................          --           --
  Additional paid-in capital ...............................         279          279
  Accumulated deficit ......................................    (181,713)     (80,908)
                                                               ---------    ---------
        Total shareholder's equity (deficit) ...............    (181,434)     (80,629)
Commitments and contingencies ..............................          --           --
                                                               ---------    ---------
        Total liabilities and
          shareholder's equity (deficit) ...................   $ 406,613    $ 478,176
                                                               =========    =========

See accompanying notes to consolidated financial statements

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                             Years ended October 31,
                                     -----------------------------------
                                       2001          2000        1999
                                     ---------    ---------    ---------
  Net sales ......................   $ 413,108    $ 560,689    $ 531,669
  Operating costs and expenses
     Cost of products sold .......     430,991      487,477      468,170
     Depreciation and amortization      20,870       23,254       23,334
     Selling, general and
      administrative expenses ....      16,833       15,770       14,613
     Unusual charges .............       5,631           --           --
                                     ---------    ---------    ---------
                                       474,325      526,501      506,117
                                     ---------    ---------    ---------
Operating income (loss) ..........     (61,217)      34,188       25,552
                                     ---------    ---------    ---------
Other income (expense)
     Interest expense ............     (31,980)     (31,940)     (32,030)
     Interest and other income
      (expense), net .............      (7,608)       8,054        8,062
                                     ---------    ---------    ---------
                                       (39,588)     (23,886)     (23,968)
                                     ---------    ---------    ---------
Income (loss) before income taxes     (100,805)      10,302        1,584
Income tax (benefit) expense .....          --           --       (4,279)
                                     ---------    ---------    ---------
Net income (loss) ................   $(100,805)   $  10,302    $   5,863
                                     =========    =========    =========


See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                             (Dollars in thousands)



                             Years ended October 31, 2001, 2000, and 1999
                             --------------------------------------------
                                     Addi-                     Total
                                     tional      Accu-         Share-
                             Common  Paid-In     mulated       Equity
                             Stock   Capital     Deficit       (Deficit)
                             ------  --------    -------       --------
Balance at October 31, 1998   $ --   $      --   $ (84,873)   $ (84,873)
   Net income .............     --          --       5,863        5,863
   Capital contribution ...     --         279          --          279
   Dividends paid on common
       stock ..............     --          --      (3,000)      (3,000)
                              ----   ---------   ---------    ---------
Balance at October 31, 1999     --         279     (82,010)     (81,731)
                              ----   ---------   ---------    ---------
   Net income .............     --          --      10,302       10,302
   Dividends paid on
       common stock .......     --          --      (9,200)      (9,200)
                              ----   ---------   ---------    ---------
Balance at October 31, 2000     --         279     (80,908)     (80,629)
                              ----   ---------   ---------    ---------
  Net loss ................     --          --    (100,805)    (100,805)
                              ----   ---------   ---------    ---------
Balance at October 31, 2001   $ --   $     279   $(181,713)   $(181,434)
                              ====   =========   =========    =========


See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                           Years ended October 31,
                                                      --------------------------------
                                                        2001        2000        1999
                                                      --------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................   $(100,805)   $  10,302    $   5,863
Adjustment to reconcile net income (loss) to net
 cash provided (used) by operating activities:
   Depreciation and amortization .................      19,338       20,311       20,400
   Amortization of deferred maintenance costs ....       1,532        2,943        2,934
   Amortization of financing costs ...............       1,309        1,291        1,329
   Postretirement health care benefits ...........      11,735       11,878        6,968
   Pension benefits ..............................       4,267        6,820       (2,202)
   Provision for losses on accounts receivable ...       2,603           37          (84)
   Deferred income taxes .........................          --           --       (4,758)
   Asset impairment and other charges ............      16,115           --           --
   Other .........................................         236        1,190          429
   Cash provided (used) by changes in certain
    assets and liabilities
         Accounts receivable .....................      (3,879)      10,210       (9,038)
         Inventories .............................       9,096      (12,924)       3,893
         Prepaid expenses and other assets .......      (3,757)       1,223       (5,372)
         Accounts payable ........................      (1,262)     (12,529)      13,110
         Accrued liabilities .....................       1,095         (717)      (4,483)
         Other liabilities .......................      (1,693)      (1,982)        (316)
                                                     ---------    ---------    ---------
  Net cash provided (used) by operating activities     (44,070)      38,053       28,673
                                                     ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .....     (13,567)     (15,602)     (11,403)
  Gross proceeds from the sale of assets .........         136           --           --
                                                     ---------    ---------    ---------
  Net cash used by investing activities ..........     (13,431)     (15,602)     (11,403)
                                                     ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in long-term debt ...................         267         (122)        (116)
  Dividends paid .................................          --       (9,200)      (3,000)
                                                     ---------    ---------    ---------
  Net cash provided (used) by financing activities         267       (9,322)      (3,116)
                                                     ---------    ---------    ---------
Net increase (decrease) in cash and cash
  equivalents ....................................     (57,234)      13,129       14,154

Cash and cash equivalents at beginning
  of year ........................................      89,478       76,349       62,195
                                                     ---------    ---------    ---------
Cash and cash equivalents at
  end of year ....................................   $  32,244    $  89,478    $  76,349
                                                     =========    =========    =========
Supplemental disclosure of cash flow information
  Cash paid for interest .........................   $  30,673    $  30,649    $  30,707
  Cash paid for income taxes .....................          --           21          974


See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

         WCI Steel, Inc. (Company or WCI) is a wholly owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly owned subsidiary of The Renco Group, Inc. (Renco).

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

         During 2001, 2000, and 1999, sales to the Company's largest customer accounted for 9.8%, 10.1%, and 11.3%, respectively, of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI's shipments are to customers within 200 miles of its primary facility.

         Since its inception, the Company has had labor agreements with the United Steelworkers of America (USWA) and other organized labor organizations. The USWA represents approximately 75% of the Company's employees. The Company has a five-year agreement with the USWA that expires October 31, 2004.

         (b)      Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

         (c)      Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand and short-term investments with maturities of three months or less from the date of acquisition.

         (d)      Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product.

         (e)      Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment 2 to 30 years with a weighted average of 18 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

         (f)      Other Assets

         Deferred financing costs, included in other non-current assets, are amortized using the effective yield method over the term of the related financing and deferred blast furnace maintenance costs, also included in other assets, are amortized using the straight-line method over a six-year period.

         (g)      Income Taxes

         On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the "built in gains" provisions of the tax law, certain federal and state taxes may become payable and would be charged to the Company's statement of operations. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. It is not management's present intention to trigger any taxes under the built-in- gains provisions of the tax law.

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

(2)      Inventories
-------------------------------------------------------------------
         Inventories consist of the following:


                                                 October 31,
                                               2001       2000
                                            ----------------------
                                            (Dollars in thousands)
         Raw materials ....................   $33,542   $38,873
         Finished and semi-finished product    53,438    60,785
         Supplies .........................        95        74
                                              -------   -------
                                               87,075    99,732
         Less LIFO reserve ................        --     3,561
                                              -------   -------
                                              $87,075   $96,171
                                              =======   =======

(3)      Property, Plant and Equipment
-------------------------------------------------------------------------
         Property, plant and equipment consists of the following:


                                                October 31,
                                             2001       2000
                                         ----------------------
                                         (Dollars in thousands)
         Land and improvements ..........  $    694   $    435
         Buildings ......................    27,329     27,563
         Machinery and equipment ........   334,334    332,456
         Construction in progress .......    10,653     13,115
                                           --------   --------
                                            373,010    373,569
         Less accumulated depreciation ..   179,557    170,991
                                           --------   --------
                                           $193,453   $202,578
                                           ========   ========


(4)      Long-Term Debt
-------------------------------------------------------------------------
         Long-term debt consists of the following:


                                               October 31,
                                             2001      2000
                                          ---------------------
                                          (Dollars in thousands)
         Senior Secured Notes with
           interest at 10% payable semi-
           annually, due 2004 ..........   $300,000   $300,000
         Revolving Credit Facility
           (Revolver) with interest at
           prime rate (5.5% at October
           31, 2001) payable monthly ...         --         --
         Other .........................      1,647      1,380
                                           --------   --------
                                            301,647    301,380
         Less current portion of
           long-term debt ..............        536        128
                                           --------   --------
                                           $301,111   $301,252
                                           ========   ========

         The $300 million 10% Senior Secured Notes due 2004 (Senior Secured Notes) are secured by a second priority lien on substantially all of the existing property, plant and equipment of the Company which will become a first priority lien when all of the 10.5% Senior Notes due 2002 (Senior Notes) are extinguished ($0.3 million currently outstanding). A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes becomes a first priority lien.

         The Company has a $100,000,000 Revolver secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were no borrowings outstanding under the Revolver as of or during the year ended October 31, 2001. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had a borrowing limit of $75,152,000 based on eligible inventory and receivables net of $14,300,000 in letters of credit outstanding or committed at October 31, 2001 and subject to a $25 million minimum availability requirement as discussed below. The Revolver is subject to a penalty of $250,000 if terminated before October 31, 2003.

         The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. On January 25, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the Company to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225.0 million through January 31, 2002, negative $240 million from February 1, 2002 through April 30, 2002, negative $255.0 million from May 1, 2002 through July 31, 2002, and negative $260.0 million on August 1, 2002 and thereafter. In addition, the Company is required to maintain minimum availability under the Revolver of $25.0 million. This amendment also changes the interest charged to prime rate plus 1.5% which is currently 6.25%. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there are no amounts available for dividends and other transactions with affiliates at October 31, 2001.

         Aggregate principal payments on long-term debt for the five years subsequent to October 31, 2001 are as follows: $536,000 in 2002, $955,000 in 2003, $58,000 in 2004, $300,064,000 in 2005, and $34,000 in 2006.

         As of October 31, 2001, the fair value of the Senior Secured Notes was $195,000,000 based on the quoted market price.

(5)      Accrued Liabilities
-------------------------------------------------------------------------
         Accrued liabilities consists of the following:


                                            October 31,
                                          2001      2000
                                      ---------------------
                                      (Dollars in thousands)
         Payroll ....................   $ 3,638   $ 3,749
         Employee benefits ..........    18,603    18,390
         Defined Benefit Pension
           Plan (current) ...........    26,631     7,172
         Retiree healthcare (current)     5,600        --
         Interest ...................    12,520    12,521
         Other ......................    10,687     8,739
                                        -------   -------
                                        $77,679   $50,571
                                        =======   =======



(6)      Employee Compensation Plans
-------------------------------------------------------------------------
         The Company has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on the Company's income as defined under each plan. Total expense under the plans was $685,000, $4,929,000 and $2,670,000 for the years ended October 31, 2001, 2000 and 1999, respectively. Certain amounts under these plans represent deferred compensation.

(7)      Pension Plans
-------------------------------------------------------------------------
         The Company has defined contribution retirement plans under which it expensed approximately $1,859,000, $2,083,000 and $5,223,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

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


                                                 October 31,
                                               2001       2000
                                            ---------------------
                                            (Dollars in thousands)
         Projected benefit obligation ....   $ 98,682    $ 81,195
         Plan assets at fair value .......     36,906      37,534
         Projected benefit obligation in
           excess of plan assets .........     61,776      43,661
         Unrecognized net gain (loss) from
           past experience different from
           that assumed and effects of
           changes in assumptions ........      5,504      25,726
         Unrecognized prior service cost .    (45,205)    (51,579)
         Additional minimum liability ....     39,556      25,677
         Accrued pension cost ............     61,631      43,485
         Less pension liability due
           within one year ...............     26,631       7,172
                                             --------    --------
         Long-term pension liability .....   $ 35,000    $ 36,313
                                             ========    ========


         An assumed discount rate of 7.0% and 7.5% and an expected return on plan assets of 9.0% in 2001 and 2000, respectively were used for purposes of valuing the benefits under the defined benefit pension plan.

         The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:


                                               October 31,
                                             2001        2000
                                          ------------------------
                                          (Dollars in thousands)
         Projected benefit obligation at
           beginning of year ...........   $ 81,195    $ 69,196
         Service cost ..................      3,500       3,971
         Interest cost .................      6,155       4,853
         Plan amendment ................      4,827      11,265
         Actuarial (gains) losses, net .      9,476      (5,237)
         Benefits paid .................     (6,471)     (2,853)
                                           --------    --------
         Projected benefit obligation at
           end of year .................   $ 98,682    $ 81,195
                                           ========    ========


         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

                                                 October 31,
                                              2001       2000
                                           ---------------------
                                           (Dollars in thousands)
         Plan assets at beginning of year   $ 37,534    $ 25,909
         Actual return on assets ........     (6,156)     (1,035)
         Employer contributions .........      7,172       4,248
         Benefits paid ..................     (6,471)     (2,853)
         Transfers from prior plans .....      4,827      11,265
                                            --------    --------
         Plan assets at end of year .....   $ 36,906    $ 37,534
                                            ========    ========


         The following table sets forth the components of pension expense:

                                                  Years Ended October 31,
                                               2001       2000        1999
                                            --------------------------------
                                                 (Dollars in thousands)
         Service cost ...................   $  3,500    $  3,971    $     96
         Interest cost ..................      6,155       4,853       3,107
         Expected return on plan assets .     (3,254)     (2,112)     (1,400)
         Amortization of unrecognized:
           Prior service cost ...........      6,374       6,374       4,056
           Actuarial (gain) and
             losses, net ................     (1,336)     (2,018)     (1,361)
                                            --------    --------    --------
                                            $ 11,439    $ 11,068    $  4,498
                                            ========    ========    ========

(8)      Postretirement Health Care Benefits
-------------------------------------------------------------------------
         The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company's postretirement health care and life insurance plans:


                                                     October 31,
                                                  2001        2000
                                               ----------------------
                                               (Dollars in thousands)
         APBO ..............................   $ 154,369    $ 132,686
         Plan assets at fair value .........       9,234       15,564
         APBO in excess of plan assets .....     145,135      117,122
         Unrecognized prior service cost
           resulting from plan amendments ..      (3,724)      (5,521)
         Unrecognized net loss from past
           experience different from that
           assumed and from changes in
           assumptions .....................     (18,092)         (17)
                                               ---------    ---------
         Accrued postretirement benefit cost     123,319      111,584
         Less portion due within one year ..       5,600           --
                                               ---------    ---------
                                               $ 117,719    $ 111,584
                                               =========    =========

         The APBO was determined using a discount rate of 7.0% and 7.5% and an expected return on plan assets of 9.0% in 2001 and 2000, respectively and an assumed health care cost trend rate of 7.0% in 2002, gradually declining to 5.0% after 2004. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 2001 would increase by $24,373,000 along with an increase in the 2001 service and interest cost components of $2,455,000. Assuming a 1% decrease in the health care cost trend rates the APBO at October 31, 2001 would decrease by $19,415,000 along with a decrease in the 2001 service and interest cost components of $1,920,000. The following table sets forth a reconciliation of the beginning and end of year APBO:


                                               October 31,
                                            2001        2000
                                         ----------------------
                                         (Dollars in thousands)
         APBO at beginning of year ...   $ 132,686    $ 124,535
         Service cost ................       2,701        2,658
         Interest cost ...............      10,053        9,206
         Actuarial (gains) losses, net      14,353          718
         Benefits paid ...............      (5,424)      (4,431)
                                         ---------    ---------
         APBO at end of year .........   $ 154,369    $ 132,686
                                         =========    =========

         The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:


                                                 October 31,
                                              2001        2000
                                           ----------------------
                                           (Dollars in thousands)
         Plan assets at beginning of year   $ 15,564    $ 18,090
         Actual return on assets ........     (2,329)      1,759
         Employer contributions .........         --         213
         Benefits paid ..................     (4,001)     (4,498)
                                            --------    --------
         Plan assets at end of year .....   $  9,234    $ 15,564
                                            ========    ========


         Net periodic postretirement benefit costs included the following components:

                                                 Years Ended October 31,
                                              2001        2000       1999
                                            --------------------------------
                                                (Dollars in thousands)
         Service cost ...................   $  2,701    $  2,658    $  3,357
         Interest cost ..................     10,053       9,206       8,670
         Expected return on plan assets .     (1,184)     (1,477)     (1,281)
         Amortization of unrecognized:
           Prior service cost ...........      1,797       1,797       1,400
           Actuarial (gain) loss ........       (208)       (160)        258
                                            --------    --------    --------
         Net periodic postretirement
          benefit cost ..................   $ 13,159    $ 12,024    $ 12,404
                                            ========    ========    ========


(9)      Income Taxes
-------------------------------------------------------------------------
         As a result of the change in tax status described in Note (1) (g), the Company recognized an income tax benefit of $4,279,000 during 1999, which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998. As of October 31, 2001 and 2000, the Company's tax basis in its assets and liabilities exceeded its book basis by approximately $19,860,000 and $8,700,000, respectively.

(10)     Leases
-------------------------------------------------------------------------
         The Company leases a portion of its operating and data processing equipment. Rent expense for noncancellable operating leases amounted to approximately $1,741,000, $1,914,000 and $1,873,000, for the years ended October 31, 2001, 2000 and 1999, respectively.

         The following table is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at October 31, 2001.


                             (Dollars in Thousands)

                  Fiscal
                  year ended           Capitalized    Operating
                  October 31,          Leases         Leases
                  -----------          ----------     ---------
                  2002 ..............   $  149         $1,457
                  2003 ..............      136            671
                  2004 ..............       70            481
                  2005 ..............       70            275
                  2006 ..............       35             64
                           Thereafter        0              5
                                        ------         ------
         Total minimum lease payments      460         $2,953
                                                       ======
         Imputed interest ...........      (65)
                                        ------
         Present value of minimum
           capitalized lease payments      395
         Less current portion .......      121
                                        ------
         Long-term capitalized
           lease obligations ........   $  274
                                        ======

(11)     Related Party Transactions
-------------------------------------------------------------------------
         The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2004. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 2001, 2000 and 1999.

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

         In fiscal 2001, 2000 and 1999, the Company incurred costs of approximately $2.3 million, $2.0 million and $1.7 million, respectively, under the Renco insurance program. Costs incurred under the Renco insurance program for 2002 are estimated to be $6.3 million due in part to severe capacity constraints and excessive price increases by both property insurers and reinsurers following the September 2001 terrorist attacks.

         During 2001, WCI purchased approximately $4.5 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. WCI believes that such purchases were on an arm's length basis at a price no less favorable than at which WCI could obtain from unaffiliated entities. Also during 2001, WCI sold approximately $0.4 million of flat rolled steel products on an arm's length basis to Unarco Material Handling, Inc., a direct subsidiary of Renco.

         Renco Steel is a holding company formed by Renco in January 1998, which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Historically, Renco Steel has met its debt service obligations from its cash balances and earnings thereon, through distributions from the Company as permitted under the Company's outstanding indebtedness as described in Note 4 and from cash infusions from Renco. The Company does not expect to be permitted to pay dividends for the foreseeable future.

(12)  Commitments and Contingencies
-------------------------------------------------------------------------
         At October 31, 2001, the Company had commitments to purchase data processing services of approximately $8,545,000 in the aggregate over the remaining 18 months of its management information systems agreement and purchased services of approximately $5,594,000, $5,496,000 and $5,578,000 in 2001, 2000 and 1999, respectively, under the agreement.

         The Company has entered into a 15 year agreement for the supply of certain gases commencing in 2002. This contract requires the Company to pay a minimum monthly amount on a take or pay basis. Commitments under this contract total approximately $5.4 million per year and are subject to escalation.

         At October 31, 2001, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gases of approximately $38,467,000 in 2002, $9,435,000 in 2003, $5,426,000 in 2004, $5,426,000 in 2005,
$5,426,000 in 2006 and $56,975,000 thereafter. In addition, at October 31, 2001 the Company had commitments for capital expenditures of approximately $4,329,000.

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

         The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires the

Company to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

         As a condition of a previous Resource Conservation and Recovery Act
(RCRA) operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), and has submitted its report to the EPA. The Company and the EPA agreed that additional sampling would be required to complete a full RFI which is expected to be completed by the end of 2003. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

         On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss. All briefs have been filed in the Federal Appeals Court but no decision has yet been rendered.

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

(13)     Other Matters
-------------------------------------------------------------------------
         LTV Corporation (LTV) filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI's facility in Warren, Ohio. As a result of the filing, WCI recorded a charge of $2.1 million in the first fiscal quarter of 2001 to reduce the amounts due from LTV to estimated net realizable value. The coke plant is currently idle and is expected to be permanently idled by the end of January 2002 unless the plant is purchased by a third party. If the plant would have been permanently idled on November 1, 2000, WCI's net loss in 2001 would have increased by approximately $5 million.

(14)     Unusual Charges
-------------------------------------------------------------------------
         The Youngstown Sinter Company (YSC), a wholly owned subsidiary of WCI, idled its plant indefinitely effective July 15, 2001. YSC had been in operation since 1991 producing a clinker-type material (Sinter) from steelmaking by-products such as slag and ore fines. The sinter was then used as a substitute feed stock in WCI's blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million (included in Unusual charges) during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

         On September 7, 2000 WCI entered into a non-binding letter of intent with Acme Steel Company (Acme Steel) and Acme Metals Incorporated (Acme Metals), pursuant to which WCI would acquire substantially all of Acme Steel's assets and assume certain liabilities. Acme Steel, Acme Metals and certain of their affiliates were debtors in a Chapter 11 case pending before the United States Bankruptcy Court for the District of Delaware at that time. Due to the depressed condition of the steel industry and, as a result, Acme Steel's failure to meet certain conditions in the letter of intent, WCI chose not to consummate the acquisition of assets under the terms of the letter of intent. Because of the poor performance of Acme Metals and the effect on the underlying value of its assets at that time, WCI recorded a charge of $10.5 million during the quarter ended January 31, 2001 to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI (included in Interest and other (expense), net).

         WCI continued its efforts to attempt to acquire these assets into the fourth quarter of fiscal 2001, but was unsuccessful. Accordingly, during the fourth quarter of fiscal 2001, WCI recorded a charge of $1.7 million to expense certain accumulated acquisition related costs (included in Unusual charges).

(15)  Selected Quarterly Data (Unaudited)
-------------------------------------------------------------------------
         The following is a summary of unaudited quarterly results for the years ended October 31, 2001 and 2000:


                                             Three Months Ended 2001
                                ------------------------------------------------
                                 Jan. 31       Apr. 30     July 31      Oct. 31
                                             (Dollars in thousands)
         Net sales ..........   $  98,191    $  99,268    $ 109,988    $ 105,661
         Gross margin (loss).      (3,849)      (1,758)      (2,839)      (9,438)
         Net income (loss) ..     (32,510)     (22,208)     (18,730)     (27,357)


                                             Three Months Ended 2000
                                 --------------------------------------------
                                 Jan. 31     Apr. 30     July 31     Oct. 31
                                           (Dollars in thousands)
         Net sales ..........   $ 141,212   $ 156,149   $ 140,726   $ 122,602
         Gross margin (loss).      22,032      24,941      18,468       7,771
         Net income (loss) ..       7,586       8,022       2,400      (7,706)


         During the three months ended January 31, 2001 the Company recorded a charge of $10,484,000 to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI.

         The Company recorded a charge of $3,909,000 during the three months ended April 30, 2001 to reflect plant idling costs associated with the indefinite idling of YSC, of which $2,982,000 represents the recognition of an impairment in the value of the assets of the facility.

         During the three months ended October 31, 2001, the Company recorded a charge of $1,695,000 to expense certain accumulated acquisition costs related to the Acme Steel acquisition efforts.

         During the three months ended October 31, 2001 and 2000 the Company recorded inventory valuation charges totaling $2,605,000 and $1,189,000, respectively.

         During the three months ended January 31, 2000, the Company recorded a gain of $2,842,000 as a result of an agreement with the USWA, which permitted the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits.

(16)     Other Financial Matters (unaudited)
-------------------------------------------------------------------------
         WCI incurred a loss of $100.8 million in 2001 with its cash balance decreasing by $57.2 million to $32.2 million at October 31, 2001. As of December 31, 2001 cash and availability under the Revolver totaled $45.9 million after deducting a $25 million minimum availability requirement.

         Shipments during the first quarter of 2002 are expected to be approximately 245,000 tons, or 14% lower than the fourth quarter of 2001. Net sales per ton are expected to be approximately $367 in the first quarter 2002 and cost of products sold per ton is expected to be flat in the first quarter 2002 compared to the fourth quarter 2001. As a result, the Company expects its net loss in the first quarter 2002 to approximate that of the fourth quarter 2001, excluding unusual charges.

         WCI has experienced a significant increase in its order intake rate and backlog during December 2001 and January 2002 which has resulted from the expectation of lower imports due to the pending Section 201 investigation, the recent closure of a competitor, a conclusion to inventory reductions by customers and the beginning of an economic recovery. With the increasing order entry rate and backlog, the Company and most other flat rolled steel producers announced price increases effective February 2002 of $20 per ton on hot-rolled products and effective March 2002 an additional $10 per ton on hot-rolled products and $20 per ton on cold-rolled products. Due to these factors, the Company expects shipping volume in the second quarter 2002 to increase approximately 25% to 310,000 tons compared to the first quarter 2002 with net sales per ton shipped increasing to $381. WCI expects further increases in shipping volume and sales prices through the second half of fiscal 2002 as the steel market and economy continue to recover. Based only on sustaining the expected second quarter 2002 net sales per ton price of $381 and shipping volume of 310,000 tons over the last two quarters of 2002, WCI would incur a significant net loss during fiscal 2002, for which WCI believes it has adequate availability of cash resources to maintain operations through at least fiscal 2002. However, if the volume or price increases expected to be realized during the second quarter of fiscal 2002 are not sustained for the balance of fiscal 2002, it is likely that WCI will not have adequate availability under its existing financing arrangements and will require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing, or what the terms of any additional financing might be. Failure to obtain additional financing in these circumstances would likely have a material adverse effect on WCI's operations. For periods beyond fiscal 2002, further price and volume improvements over those expected in fiscal 2002 will be necessary for the Company to have sufficient cash resources to maintain its operations.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly owned subsidiary of Renco Steel Holdings, Inc.) as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
------------
KPMG LLP

Cleveland, Ohio
November 30, 2001,
Except as to Note 4 which is as of January 25, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS

         The following table sets forth certain information regarding the directors and executive officers of Renco Steel:

Name                                   Age      Position
Ira Leon Rennert..................     67       Chairman of the Board, President
                                                and Director

Roger L. Fay......................     56       Vice President and
                                                Chief Financial Officer

         Ira Leon Rennert has been Chairman, Chief Executive Officer and principal shareholder of Renco Steel's parent company, Renco (including predecessors), since Renco's first acquisition in 1975, Chairman of Renco Steel since its inception, President since January 1, 2002 and Chairman of WCI since its formation in 1988. Renco holds controlling interests in a number of manufacturing and mining concerns operating in businesses not competing with the Company, including Renco Metals, Inc., AM General Corporation and The Doe Run Resources Corporation, for all of which he serves as Chairman of the Board of Directors. Mr. Rennert also serves as Chairman of the Board of Directors of Lodestar Holdings, Inc. in which he indirectly holds a controlling interest. Renco Metals, Inc, (effective August 2, 2001) and Lodestar Holdings, Inc, (effective April 27, 2001) and their respective subsidiaries are currently operating under Chapter 11 of the U.S. Bankruptcy Code.

         Roger L. Fay has been Vice President and Chief Financial Officer of Renco Steel since its inception and Vice President-Finance of Renco since 1983. Mr. Fay is a certified public accountant.

         Effective January 1, 2002, Mr. James Chapman resigned as President of the Company.

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

         Patrick G. Tatom has served as Executive Vice President and Chief Operating Officer since January 1, 2002 and as Executive Vice President from June 1999 through December 2001, as Vice President, Commercial from November 1995 to May 1999, Vice President, Sales from February 1994 through October 1995, and General Manager of Sales from September 1988 to February 1994.

         David A. Howard has served as Vice President, Commercial since June 1, 1999 and as Vice President, Sales from August 1998 through May 1999. Mr. Howard, who has been with the company since its inception in 1988, has held various positions within the Company, including Marketing Manager, Regional Sales Manager and General Manager of Sales.

         John P. Jacunski has served as Vice President, Finance and Chief Financial Officer since November 1, 1999 and as Controller from May 1995 to October 1999. Prior to joining WCI, Mr. Jacunski was a manager in an international accounting and consulting firm in various capacities from September 1988 through April 1995.

         Patrick T. Kenney served as Vice President, Operations from June 1994 until his retirement effective January 2002 and, prior to that, as General Superintendent of Finishing Operations of WCI since its inception.

         Brian J. Mitchell has served as Vice President, Environmental and Engineering since June 1, 1999 and, prior to that, as General Superintendent of Primary Operations of WCI since its inception.

         Since December 16, 1996, Mr. Rennert has been the sole Director of the Company.

         The sole director of the Company serves at the pleasure of the Company's sole shareholder, Renco Steel Holdings, Inc., for an unspecified term. The executive officers of the Company serve at the pleasure of the Company's sole director for an unspecified term.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of February 13, 2002 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of Renco Steel during the last fiscal year, and by all directors and executive officers of Renco Steel as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.


                                                                 Beneficial Ownership
                                                                as of February 13, 2002
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


----------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of the date hereof, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco purchased the Senior Secured Notes in a series of transactions beginning in late November 2000. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes, however, Renco has waived its right to receive interest for both the August 1, 2001 interest payment and the interest payment that was due on February 1, 2002. In the year ended October 31, 2001, Renco Steel recorded a capital contribution of $4.8 million to reflect the Renco waiver. Such amount was also recorded as interest expense in the Company's statement of operations for the year ended October 31, 2001.

         Renco Steel borrowed $1.1 million from Renco under the terms of a promissory note in the third quarter of 2001. Interest accrues monthly at a rate of 8.75% per annum. The obligation is payable upon Renco's demand and Renco's right to payment is contractually subordinated to the right of payment under the Senior Secured Notes.

         Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2004 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 2001, WCI incurred management fees in the amount of $1,200,000. WCI believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which WCI could obtain such services from unaffiliated entities.

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

         To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including WCI, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability, workers' compensation (other than Ohio for which the Company is self insured) and casualty umbrella. The premiums for director and officer, fidelity, fiduciary, property, business interruption, and casualty umbrella are allocated by Renco substantially as indicated in the underlying policies. General and product liability, auto liability and workers' compensation coverage (excluding the Ohio self-insured program) are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Renco subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier's audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Renco subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Renco subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum. WCI has not been required to make any payments under this provision, since the inception of the program in 1994.

         In fiscal 2001, 2000 and 1999 WCI incurred costs of approximately $2.3 million, $2.0 million and $1.7 million, respectively, under the Renco insurance program. Costs incurred under the Renco insurance program for 2002 are estimated to be $6.3 million due mainly to severe capacity constraints and excessive price increases by both property insurers and reinsurers following the September 2001 terrorist attacks.

         During 2001, WCI purchased approximately $4.5 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. WCI believes that such purchases were on an arm's length basis at a price no less favorable than at which WCI could obtain from unaffiliated entities. Also during 2001, WCI sold approximately $0.4 million of flat rolled steel products on an arm's length basis to Unarco Material Handling, Inc., a direct subsidiary of Renco.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Documents Filed as a Part of This Report.

1. Consolidated Financial Statements.

The consolidated financial statements listed below together with the reports thereon of the independent auditors dated February 6, 2002 and November 30, 2001 for the Company and WCI respectively, except WCI's Note 4, which is as of January 25, 2002 are included in this report for ITEM 8. and is incorporated by reference herein.

         THE COMPANY

         Consolidated Balance Sheets at October 31, 2001 and 2000.

         Consolidated Statements of Operations for the fiscal years ended October 31, 2001, 2000 and 1999.

         Consolidated Statements of Shareholder's Deficit for the fiscal years ended October 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2001, 2000 and 1999.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

         WCI

         Consolidated Balance Sheets at October 31, 2001 and 2000.

         Consolidated Statements of Income for the fiscal years ended October 31, 2001, 2000 and 1999.

         Consolidated Statements of Shareholder's Equity (Deficit) for the fiscal years ended October 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2001, 2000 and 1999.

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

(b) Reports on Form 8-K.

The Company filed a Form 8-K, Item 5. Other Events, on January 28, 2002 to disclose the lack of sufficient liquidity for the payment of interest on Renco Steel's Senior Secured Notes that was due on February 1, 2002.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



To the Shareholder and Board of Directors
Renco Steel Holdings, Inc. and Subsidiaries:


Under date of February 6, 2002, we reported on the consolidated balance sheets of Renco Steel Holdings, Inc. and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholder's deficit, and cash flows for each of the years in the three-year period ended October 31, 2001, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II - Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of Renco Steel Holdings, Inc.'s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The audit report on the consolidated financial statement of Renco Steel Holdings, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP
-------------------------

KPMG LLP

Cleveland, Ohio
February 6, 2002

          RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED OCTOBER 31, 2001, 2000, AND 1999

                             (DOLLARS IN THOUSANDS)


                                                      ADDITIONS
                                    BALANCE AT  ------------------------          BALANCE AT
                                    BEGINNING   CHARGED TO  CHARGES TO  DEDUCTIONS    END
CLASSIFICATION                       OF YEAR    EXPENSE (b)   OTHER        (c)      OF YEAR
--------------                      ----------- ----------- ----------  ---------- ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS (a):

Year ended October 31, 2001........ $  750       $2,603       $   --      $  253    $3,100

Year ended October 31, 2000........    874           37           --         161       750

Year ended October 31, 1999........    904          (84)          --         (54)      874



----------

(a) Allowance for doubtful accounts is shown as a reduction of accounts receivable in the Company's Consolidated Financial Statements.

(b)      Charges (credits) to expense for the provision for doubtful accounts.

(c) Net of trade receivables written-off and recoveries of prior year writeoffs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of February, 2002.

                                                RENCO STEEL HOLDINGS, INC.

                                                By: /s/ Ira Leon Rennert
                                                   ---------------------
                                                   Ira Leon Rennert
                                                   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February, 2002.

    Signature                        Title

/s/ Ira Leon Rennert
    ------------------
    Ira Leon Rennert        Chairman of the Board, President and
                            Director


/s/ Roger L. Fay
    ------------------
    Roger L. Fay            Vice President, Chief Financial Officer
                            (principal financial and accounting
                            officer)


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
--------------------------------------------------------------------------------
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

EXHIBIT
  NO.                                       DESCRIPTION
--------------------------------------------------------------------------------
10.1     --       Second Amended and Restated Loan and Security Agreement,
                  dated July 30, 1999, between WCI Steel, Inc. and Congress
                  Financial Corporation.(6)

10.1.1   --       Guarantee, dated as of October 31, 1997, by WCI Steel
                  Production Control Services Inc., WCI Steel Metallurgical
                  Services Inc., WCI and Niles Properties, Inc. in favor of
                  Congress Financial Corporation, as lender and agent, and Security Pacific Business Credit, Inc. as lender.(4)

10.1.2   --       Guarantee, dated as of October 31, 1997, by WCI Steel
                  Production Control Services Inc., WCI Steel Metallurgical
                  Services Inc. and Niles Properties, Inc. in favor of
                  Congress Financial Corporation, as lender and agent, and Security Pacific Business Credit, Inc. as lender.(4)

10.1.3   --       Amendment No. 1 dated April 30, 2001 to the Second Amended and Restated Loan and Security Agreement dated July 30,
                  1999, between WCI Steel, Inc. and Congress Financial
                  Corporation.(9)

10.1.4   --       Promissory Note dated July 30, 2001 between Registrant and
                  The Renco Group, Inc.(10)

10.1.5   --       Amendment No. 2 dated January 25, 2002 to the Second
                  Amended and Restated Loan and Security Agreement dated
                  July 30, 1999 between WCI Steel, Inc. and Congress
                  Financial Corporation. (11)

10.2     --       Intercreditor Agreement, dated November 27, 1996, between
                  Fleet National Bank and Congress Financial
                       Corporation.(3c)

10.2.9   --       Net Worth Appreciation Agreement effective June 1, 1999
                  between WCI Steel, Inc. and John P. Jacunski.(7)

10.2.10  --       Amended and Restated Net Worth Appreciation Participation
                  Agreement, as of January 15, 1999, Between WCI Steel, Inc.
                  and Edward R. Caine.(8)

10.2.11  --       Amended and Restated Net Worth Appreciation Participation
                  Agreement, as of January 15, 1999, Between WCI Steel, Inc.
                  and Patrick T. Tatom.(8)

10.2.12  --       Amended and Restated Net Worth Appreciation Participation
                  Agreement, as of January 15, 1999, Between WCI Steel, Inc.
                  and Patrick T. Kennedy.(8)

10.2.13  --       Amended and Restated Net Worth Appreciation Participation
                  Agreement, as of January 15, 1999, Between WCI Steel, Inc.
                  and Brian J. Mitchell.(8)

10.2.14  --       Amended and Restated Net Worth Appreciation Participation
                  Agreement, as of January 15, 1999, Between WCI Steel, Inc.
                  and David A. Howard.(8)

EXHIBIT
  NO.                                       DESCRIPTION
--------------------------------------------------------------------------------
10.2.15  --       Amendment to Net Worth Appreciation Participation
                  Agreements, as of August 1,2000, between Participants and
                     WCI Steel, Inc. (11)

10.2.16  --       Amendment to Net Worth Appreciation Participation
                  Agreement, as of November 1, 2001, between Participants
                   and WCI Steel, Inc. (11)

10.3     --       Intercreditor Agreement, dated November 27, 1996, among
                  Fleet National Bank, Bank One Trust Company, N.A. and
                  WCI.(3d)

10.4     --       Indemnification Agreement, dated as of November 27, 1996,
                  between WCI and Bank One Trust Company, N.A.(3e)

10.5     --       Agreement, dated June 11, 1990, between the City of
                  Youngstown, Ohio and Youngstown Sinter Company (with UDAG
                  Grant Agreement).(1)

10.8     --       Pledge Agreement, dated as of February 3, 1998, by the
                  Registrant, as pledgor, in favor of State Street Bank and Trust Company, as trustee.(5)

21       --       List of Subsidiaries of Registrant.(5)


----------
(1) Incorporated by reference to Exhibit 10.8 filed with WCI's Registration Statement on Form S-4, as amended (File No. 33-58648), originally filed with the Commission on February 23, 1993.

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

(3c)     Exhibit 10.4.11

(3d)     Exhibit 10.5.1

(3e)     Exhibit 10.5.2

(4) Incorporated by reference to WCI's Form 10-K (File No. 333-18019) for the fiscal year ended October 31, 1997.

(5) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-4 (File No. 333- 48245), originally filed with the Commission on March 19, 1998.

(6) Incorporated by reference to WCI's Form 10-Q for the quarterly period ended July 31, 1999.

(7) Incorporated by reference to WCI's Form 10-K for the fiscal year ended October 31, 1999 (File No. 333-18019).

(8) Incorporated by reference to WCI's Form 10-Q for the quarterly period ended April 30, 2000.

(9) Incorporated by reference to WCI's Form 10-Q for the quarterly period ended April 30, 2001.

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 31, 2001.

(11) Incorporated by reference to WCI's Form 10-K for the fiscal year ended October 31, 2001.