Form 10-Q
period 2002-01-31
RENCO STEEL HOLDINGS INC
filed 2002-03-18
CIK 1057959

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

For the quarterly period ended January 31, 2002.
                               -----------------

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

         As of March 18, 2002, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

--------------------------------------------------------------------------------

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX
                        --------------------------------

                                                                             Page No.
                                                                             --------
PART I        FINANCIAL INFORMATION
-----------------------------------

  Item 1.     Financial Statements of Renco Steel Holdings, Inc.

              Consolidated Balance Sheets as of
              January 31, 2002 and October 31, 2001.                             3

              Consolidated Statements of Operations for the
              three months ended January 31, 2002 and 2001.                      4

              Consolidated Statements of Cash Flows for the
              three months ended January 31, 2002 and 2001.                      5

              Notes to Consolidated Financial Statements.                        6


              Financial Statements of WCI Steel, Inc.

              Consolidated Balance Sheets as of
              January 31, 2002 and October 31, 2001.                            10

              Consolidated Statements of Operations for the
              three months ended January 31, 2002 and 2001.                     11

              Consolidated Statements of Cash Flows for the
              three months ended January 31, 2002 and 2001.                     12

              Notes to Consolidated Financial Statements.                       13


  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               18

  Item 3.     Quantitative and Qualitative Disclosure About
              Market Risk                                                       26

PART II       OTHER INFORMATION
-----------------------------------

  Item 1.     Legal Proceedings                                                 27

  Item 4.     Submission of Matters to a Vote of Security Holders               27

  Item 6.     Exhibits and Reports on Form 8-K                                  27

              Signatures                                                        28

              Exhibit Index                                                     29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                               January 31,        October 31,
                                                                  2002                2001
                                                              -------------------------------
                                                              (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents......................              $       8           $      25
  Restricted cash and cash equivalents ..........                  1,816              32,244
  Accounts receivable, less allowance for
    doubtful accounts of $3,100..................                 44,972              48,875
  Inventories....................................                 94,367              87,847
  Prepaid expenses...............................                  5,371               1,049
                                                               ---------           ---------
      Total current assets.......................                146,534             170,040
Property, plant and equipment, net...............                231,961             233,267
Intangible pension asset, net....................                 34,954              36,470
Other assets, net................................                  5,773               6,127
                                                               ---------           ---------
      Total assets...............................              $ 419,222           $ 445,904
                                                               =========           =========
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt..............              $ 121,173           $ 120,334
  Accounts payable...............................                 42,475              45,939
  Accrued liabilities............................                 79,299              79,607
  Due to related party...........................                  1,149               1,125
                                                               ---------           ---------
      Total current liabilities..................                244,096             247,005

Long-term debt, excluding current portion........                310,447             301,111
Postretirement health care benefits..............                120,368             118,214
Pension benefits, excluding current portion......                 28,666              35,062
Other liabilities................................                 10,042              10,063
                                                               ---------           ---------
      Total liabilities..........................                713,619             711,455
                                                               ---------           ---------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding ...........                      -                   -
  Additional paid-in capital.....................                  6,731               5,118
  Accumulated deficit............................               (301,128)           (270,669)
                                                               ---------           ---------
      Total shareholder's deficit................               (294,397)           (265,551)
Commitments and contingencies....................                      -                   -
                                                               ---------           ---------
      Total liabilities and
          shareholder's deficit..................              $ 419,222           $ 445,904
                                                               =========           =========

See accompanying notes to consolidated financial statements.

                      RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Dollars in thousands)
                                       (Unaudited)



                                                                 Three months
                                                               ended January 31,
                                                         2002                      2001
                                                      ------------------------------------
Net sales..............................               $  89,604                  $ 98,191

Operating costs and expenses
 Cost of products sold.................                 100,136                   101,969
 Depreciation and amortization.........                   5,477                     6,606
 Selling, general and
  administrative expenses..............                   3,401                     5,828
                                                      ---------                  ---------
                                                        109,014                   114,403
                                                      ---------                  ---------
Operating loss.........................                 (19,410)                  (16,212)
                                                      ---------                  ---------
Other income (expense)
 Interest expense......................                 (11,489)                  (11,398)
 Interest, investment
  and other income (expense), net......                     440                    (9,324)
                                                      ---------                  ---------
                                                        (11,049)                  (20,722)
                                                      ---------                  ---------
Loss before income taxes...............                 (30,459)                  (36,934)
Income tax (benefit) expense...........                       -                         -
                                                      ---------                  ---------
  Net loss ............................               $ (30,459)                 $(36,934)
                                                      =========                  =========


The accompanying notes are an integral part of these consolidated financial statements.

                       RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)



                                                                         Three months
                                                                       ended January 31,
                                                                2002                      2001
                                                             ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss...........................................        $ (30,459)                $ (36,934)
  Adjustments to reconcile net loss
   to net cash used by operating activities
         Depreciation and amortization...............            5,477                     5,867
         Amortization of deferred maintenance costs..                -                       739
         Amortization of financing costs.............              489                       473
         Postretirement health care benefits.........            2,254                     2,935
         Pension benefits............................            1,394                     1,941
         Provision for losses on accounts receivable.                -                     2,050
         Gain on other investments...................                -                      (140)
         Other.......................................               33                        32
         Impairment of other assets..................                -                    10,836
  Cash provided (used) by changes in certain
   assets and liabilities
         Accounts receivable.........................            3,903                       428
         Inventories.................................           (6,519)                     (783)
         Prepaid expenses and other assets ..........           (4,474)                   (3,152)
         Accounts payable............................           (3,464)                   (3,520)
         Accrued liabilities.........................           (6,682)                   (3,584)
         Other liabilities...........................              (21)                      581
         Due to parent...............................               25                         -
                                                             ---------                  ---------
         Net cash used by operating activities.......          (38,044)                  (22,231)
                                                             ---------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment.........           (4,173)                   (2,197)
  Other investments, net.............................                -                     5,800
                                                             ---------                 ---------
         Net cash (used) provided by
          investing activities.......................           (4,173)                    3,603
                                                             ---------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in long-term debt.......................           10,159                       (31)
  Capital contribution by parent.....................            1,613                         -
                                                             ---------                 ---------
         Net cash provided (used) by
          financing activities.......................           11,772                       (31)
                                                             ---------                 ---------
Net decrease in cash and cash equivalents............          (30,445)                  (18,659)
Total cash and cash equivalents at
 beginning of period.................................           32,269                    90,607
                                                             ---------                 ---------
Total cash and cash equivalents at
 end of period.......................................        $   1,824                 $  71,948
                                                             =========                 =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest.............................           15,208                 $  15,155
  Cash paid for income taxes.........................                -                         -


The accompanying notes are an integral part of these consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended January 31, 2002 and 2001
                                  ( Unaudited )

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

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 2001.

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

NOTE 3:  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at January 31, 2002 and October 31, 2001 was as follows:



                                              January 31,
                                                 2002                    October 31,
                                              (Unaudited)                    2001
                                              -----------                ----------
                                                        (Dollars in thousands)

Raw materials.........................        $    33,887                $   33,710
Finished and semi-finished product....             60,386                    54,042
Supplies..............................                 94                        95
                                              -----------                ----------
                                                   94,367                    87,847
Less LIFO reserve.....................                  -                         -
                                              -----------                ----------
                                              $    94,367                $   87,847
                                              ===========                ==========


NOTE 4:  RELATED PARTY TRANSACTIONS

         On February 27, 2002, Renco Steel borrowed $3.4 million from Renco under terms of a promissory note. On July 30, 2001, Renco Steel also borrowed $1.1 million from Renco under the terms of a promissory note. Renco's right to payment under both loans is contractually subordinated to Renco Steel's
10 7/8% Senior Secured Notes due 2005 ("Senior Secured Notes"). Both loans bear interest at a rate of 8.75% and are payable upon demand. The loans and accrued interest thereon are reflected as Due to related party on the Consolidated Balance Sheet at January 31, 2002.

         As of January 31, 2002 and the date hereof, Renco owns $59,320,000 principal amount of Renco Steel's Senior Secured Notes. Renco has irrevocably waived its right to receive interest in regard to its ownership of the Senior Secured Notes from February 1, 2001 to and including Janaury 31, 2002. Accordingly, a capital contribution of $1.6 million has been recorded in the three months ended January 31, 2002 and interest expense of the same amount was recorded in the Company's Statement of Operations for the same period.

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

         WCI is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires WCI to complete certain supplemental environmental projects estimated to cost $1.8 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.8 million and the installation of a liner for a surface impoundment estimated to cost $1.0 million. The consent decree also provides for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

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

         On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss. The Federal Appeals Court has scheduled oral arguments for April 23, 2002.

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

         In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosure is presented on this basis for the three months ended January 31, 2002 and January 31, 2001, respectively.

         All revenues are generated by WCI. Geographic revenues are based on the region in which the customer invoice was generated and all revenue was generated within the United States. The Company measures segment profit for internal reporting purposes as net income (loss).

         A reconciliation of segment loss to consolidated net loss is presented below for the three months ended January 31, 2002 and 2001:



                                                        Three months ended
                                                            January 31,
                                                     2002                 2001
                                                  ---------             --------
         WCI................................      $ (25,556)            $ (32,510)
         Other..............................         (4,903)               (4,424)
                                                  ---------             ---------
              Total consolidated
               net loss.....................      $ (30,459)            $ (36,934)
                                                  =========             =========


NOTE 7:  OTHER MATTERS

         Renco Steel did not pay interest on the Senior Secured Notes on February 1, 2002, the scheduled interest payment date, due to insufficient liquidity. On February 28, 2002, Renco Steel paid the overdue interest plus interest on the overdue interest to all holders other than Renco. Such payment was within the grace period afforded under the terms of the Senior Secured Notes indenture. Renco previously irrevocably waived its right to collect interest on the Senior Secured Notes it owns for the period from August 1, 2001 to January 31, 2002. Funding for the February 28, 2002 interest payment was provided by a loan from Renco of $3.4 million (see Note 4: Related Party Transaction). Further, Renco continues to seek additional Senior Secured Notes to purchase.

         Renco Steel's sole source of liquidity has become advances and contributions from its parent, Renco, since its two former primary sources are no longer available. Renco Steel's investments in limited partnership investments were liquidated in 2001 and dividend payments from WCI are currently prohibited under the terms of the indenture governing the Senior Secured Notes of WCI due to WCI's significant cumulative losses, as defined. WCI is required to earn in excess of its cumulative losses before it is permitted to resume dividend payments to Renco Steel. At January 31, 2002, cumulative losses were $134.2 million and are expected to increase further in 2002 based upon WCI's outlook (see Note 5 to the consolidated financial statements of WCI). It is not anticipated that WCI will be able to generate earnings in excess of its cumulative losses in the foreseeable future and therefore, Renco Steel does not expect to receive any dividends from WCI. Support from Renco will be necessary for Renco Steel to meet its debt service, and to a much lesser extent, its administrative requirements. As of January 31, 2002, Renco has provided loans amounting to $4.5 million and has irrevocably waived its right to collect interest on the Senior Secured Notes it owns resulting in a cash flow savings to Renco Steel of $6.5 million in the aggregate. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes it owns, however, Renco has no obligation to do so.

                         WCI STEEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)



                                                       January 31,        October 31,
                                                          2002               2001
                                                       ----------         ----------
                                                      (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents....................        $   1,816          $  32,244
  Accounts receivable, less allowance
   for doubtful accounts of $3,100.............           44,972             48,875
  Inventories..................................           94,367             87,075
  Prepaid expenses and other current assets....            5,371              1,049
                                                       ---------          ---------
         Total current assets..................          146,526            169,243
Property, plant and equipment, net.............          192,913            193,453
Intangible pension asset, net..................           37,962             39,556
Other assets, net..............................            4,144              4,361
                                                       ---------          ---------
         Total assets..........................        $ 381,545          $ 406,613
                                                       =========          =========
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt............        $   1,359          $     536
  Accounts payable.............................           42,475             45,939
  Accrued liabilities..........................           75,721             77,679
                                                       ---------          ---------
         Total current liabilities.............          119,555            124,154

Long-term debt, excluding current portion......          310,447            301,111
Postretirement health care benefits............          119,885            117,719
Pension benefits...............................           28,606             35,000
Other liabilities..............................           10,042             10,063
                                                       ---------          ---------
Total liabilities..............................          588,535            588,047

Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
    5,000 shares authorized, none issued.......                -                  -
  Common stock, no par value, stated value
    $.01 per share, 40,000,000 shares
    authorized, 100 shares issued and
    outstanding................................                -                  -
  Additional paid-in capital...................              279                279
  Accumulated deficit..........................         (207,269)          (181,713)
                                                       ---------          ---------
         Total shareholder's equity (deficit)..         (206,990)          (181,434)
Commitments and contingencies..................                -                  -
                                                       ---------          ---------
         Total liabilities and
           shareholder's equity (deficit)......        $ 381,545          $ 406,613
                                                       =========          =========


See accompanying notes to consolidated financial statements.

                          WCI STEEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Dollars in thousands)
                                     (Unaudited)



                                                            Three months
                                                          ended January 31,
                                                     2002                       2001
                                                  ---------                  ---------
Net sales...............................          $  89,604                  $  98,191
  Operating costs and expenses
    Cost of products sold...............             99,454                    102,040
    Depreciation and amortization.......              4,711                      5,705
    Selling, general and
     administrative expenses............              3,384                      5,821
    Unusual charges.....................                  -                          -
                                                  ---------                  ---------
                                                    107,549                    113,566
                                                  ---------                  ---------
Operating income (loss).................            (17,945)                   (15,375)
                                                  ---------                  ---------
Other income (expense)
  Interest expense......................             (8,051)                    (7,985)
  Interest income and other
    income (expense), net...............                440                     (9,150)
                                                  ---------                  ---------
                                                     (7,611)                   (17,135)
                                                  ---------                  ---------
Income (loss) before income taxes.......            (25,556)                   (32,510)
Income tax (benefit) expense............                  -                          -
                                                  ---------                  ---------
         Net income (loss)..............          $ (25,556)                 $ (32,510)
                                                  =========                  =========


See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                   Three months ended
                                                                       January 31,
                                                                2002                2001
                                                            ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................       $ (25,556)           $ (32,510)
  Adjustment to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
         Depreciation and amortization...............           4,711                4,966
         Amortization of deferred maintenance costs..               -                  739
         Amortization of financing costs.............             338                  323
         Postretirement health care benefits.........           2,166                2,948
         Pension benefits............................           1,473                2,019
         Provision for losses on accounts
          receivable.................................               -                2,050
         Asset impairment and other charges..........               -               10,484
         Other.......................................              33                   32
  Cash provided (used) by changes in certain
   assets and liabilities
         Accounts receivable.........................           3,903                  428
         Inventories.................................          (7,292)                (802)
         Prepaid expenses and other assets...........          (4,474)              (3,152)
         Accounts payable............................          (3,464)              (3,520)
         Accrued liabilities.........................          (8,231)              (6,784)
         Other liabilities...........................             (21)                 580
                                                            ---------            ---------
         Net cash provided (used) by
          operating activities.......................         (36,414)             (22,199)
                                                            ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.........          (4,173)              (2,197)
                                                            ---------            ---------
         Net cash used by investing activities.......          (4,173)              (2,197)
                                                            ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in long-term debt.......................          10,159                  (31)
                                                            ---------            ---------
         Net cash provided (used) by
          financing activities.......................          10,159                  (31)
                                                            ---------            ---------
  Net increase (decrease) in cash and cash
   equivalents.......................................         (30,428)             (24,427)
  Cash and cash equivalents at beginning
   of year...........................................          32,244               89,478
                                                            ---------            ---------
  Cash and cash equivalents at end of period.........       $   1,816            $  65,051
                                                            =========            =========
  Supplemental disclosure of cash flow information
         Cash paid for interest......................       $  15,208            $  15,155
         Cash paid for income taxes..................               -                    -


See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended January 31, 2002 and 2001
                                  (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 2001.


NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product. Inventories consist of the following:



                                                  January 31,        October 31,
                                                     2002               2001
                                                  -----------        ----------
                                                  (Unaudited)
                                                     (Dollars in Thousands)
Raw materials.........................             $  33,887         $  33,542
Finished and semi-finished product....                60,386            53,438
Supplies..............................                    94                95
                                                   ---------         ---------
                                                      94,367            87,075
Less LIFO reserve.....................                     -                 -
                                                   ---------         ---------
                                                   $  94,367         $  87,075
                                                   =========         =========


NOTE 3:  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                   January 31,               October 31,
                                                      2002                      2001
                                                  -----------                -----------
                                                  (Unaudited)
                                                            (Dollars in Thousands)
         Senior Secured Notes with
           interest at 10% payable semi-
           annually, due 2004..................    $ 300,000                  $ 300,000
         Revolving Credit Facility
           (Revolver) with interest at prime
           rate plus 1.5% (6.25% at January
           31, 2002) payable monthly...........       10,209                          -
         Other.................................        1,597                      1,647
                                                   ---------                  ---------
                                                     311,806                    301,647
         Less current portion of
           long-term debt......................        1,359                        536
                                                   ---------                  ---------
                                                   $ 310,447                  $ 301,111
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

         The Company has a $100,000,000 Revolver secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were borrowings of $10,209,000 outstanding under the Revolver as of January 31, 2002. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had borrowing availability of $64,785,000 based on eligible inventory and receivables net of $10,209,000 borrowings outstanding and $14,900,000 in letters of credit outstanding or committed at January 31, 2002 and subject to a $25 million minimum borrowing availability covenant as discussed below.
The Revolver is subject to a penalty of $250,000 if terminated before October 31, 2003.

         The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. On January 25, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the Company to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through April 30, 2002, negative $255 million from May 1, 2002 through July 31, 2002, and negative $260 million on August 1, 2002 and thereafter. In addition, the Company is required to maintain minimum borrowing availability under the Revolver of $25 million. This amendment also changes the interest charged from prime rate to prime rate plus 1.5% which is currently 6.25%. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there were no amounts available for dividends and other transactions with affiliates at January 31, 2002.

NOTE 4:   ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

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

         The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires the Company to complete certain supplemental environmental projects estimated to cost $1.8 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.8 million and the installation of a liner for a surface impoundment estimated to cost approximately $1.0 million. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

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

         On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss. The Federal Appeals Court has scheduled oral arguments for April 23, 2002.

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

NOTE 5:  OTHER MATTERS

         WCI has experienced a significant increase in its order intake rate and backlog beginning in December 2001 which has resulted from the expectation of lower imports due to the pending Section 201 investigation, the recent closure of a competitor, a conclusion to inventory reductions by customers and the beginning of an economic recovery. WCI's order backlog was approximately 250,000 tons at January 31, 2002 compared to 135,000 tons at October 31, 2001. With the increasing order entry rate and backlog, the Company and most other flat rolled steel producers announced price increases effective during the second calendar quarter 2002 totaling $50 per ton on hot-rolled, $30 per ton on cold-rolled, and $20 per ton on galvanized products. Due to these factors, the Company expects shipping volume in the second quarter 2002 to be approximately 315,000 tons and the third quarter 2002 to be approximately 330,000 tons. WCI expects net sales per ton shipped to be flat in the second quarter compared to the first quarter with net selling prices rising and being offset by lower revenue from steam sales to the LTV coke plant adjacent to WCI's facility. Net sales per ton shipped are expected to increase by approximately $25 in the third quarter compared to the second quarter. In addition, WCI expects cost of products sold per ton to decline approximately 7% in the second quarter compared to the first quarter as capacity utilization increases and inventory valuation reserves are reduced. Despite these improvements, WCI expects to incur a significant net loss during fiscal 2002 for which WCI believes it has adequate availability of cash resources to maintain operations through at least fiscal 2002. However, if the volume or price increases expected to be realized during the second and third quarters of fiscal 2002 are not realized or sustained for the balance of fiscal 2002, it is likely that WCI will not have adequate availability under its existing financing arrangements and will require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing, or what the terms of any additional financing might be. Failure to obtain additional financing in these circumstances would likely have a material adverse effect on WCI's operations. For periods beyond fiscal 2002, further price improvements will be necessary for the Company to have sufficient cash resources to maintain its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

         Three months ended January 31, 2002 compared to Three months ended January 31, 2001

         Net sales for the three months ended January 31, 2002 were $89.6 million on 244,818 tons shipped, representing an 8.7% decrease in net sales and a 3.3% increase in tons shipped compared to the three months ended January 31, 2001. Shipping volume for the three months ended January 31, 2002 was slightly higher than the comparable period in 2001 but was 13.9% lower when compared to the prior quarter ended October 31, 2001 as the steel market continued to suffer from the effects of a weak economy. Net sales per ton shipped decreased 11.6% to $366 for the three months ended January 31, 2002 compared to $414 for the three months ended January 31, 2001, with net selling prices down 8.5%. Shipments of custom carbon, alloy and electrical steels accounted for 46.4% of total shipments for the three months ended January 31, 2002 compared to 52.3% the three months ended January 31, 2001.

         The table below shows WCI's product mix for the three months ended January 31, 2002 and January 31, 2001.

                                     Net Tons Shipped              Percent of Total
                                  ----------------------        ----------------------
                                   Three Months Ended             Three Months Ended
                                        January 31,                   January 31,
                                    2002          2001           2002            2001
                                  -------        -------        -------        -------
CUSTOM PRODUCTS:
     Hot Rolled................    69,744         76,963          28.5%          32.5%
     Cold Rolled...............     6,061          4,049           2.5%           1.7%
     Coated products...........    37,670         42,883          15.4%          18.1%
                                  -------        -------        -------        -------

Total Custom Products..........   113,475        123,895          46.4%          52.3%

Total Commodity Products.......   131,343        113,128          53.6%          47.7%
                                  -------        -------        -------        -------

Total Steel Products...........   244,818        237,023         100.0%         100.0%
                                  =======        =======        =======        =======

         The following table sets forth the percentage of WCI's net tons shipped to various markets for the three months ended January 31, 2002 and January 31, 2001.

                                                         Three Months Ended
                                                             January 31,
                  CUSTOMER CATEGORY                    2002              2001
         ----------------------------------------     ------            ------
         Conversion / further processing.........      57.8%             52.1%
         Steel service centers...................      14.3%             22.2%
         Construction............................      12.2%             11.4%
         Electrical equipment....................       4.6%              4.9%
         Direct automotive.......................       5.2%              5.1%
         Other...................................       5.9%              4.3%
                                                      ------            ------
           Total.................................     100.0%            100.0%
                                                      ======            ======


         Gross margin (loss) (sales less cost of products sold) was ($10.5) million for the three months ended January 31, 2002 compared to gross margin
(loss) of ($3.8) million for the three months ended January 31, 2001. The decrease in gross margin reflects the lower transaction prices discussed above partially offset by lower production costs resulting from a higher production volume and its effect on fixed operating costs per ton.
Production volume for the three months ended January 31, 2002 was approximately 77% of operating capacity compared to approximately 63% for the three months ended January 31, 2001.

         Operating income (loss) was ($19.4) million, or ($79) per ton, for the three months ended January 31, 2002 compared to operating income (loss) of ($16.2) million, or ($68) per ton, for the three months ended January 31, 2001. The increase in operating loss reflects the lower gross margin discussed above offset somewhat by lower depreciation expense and bad debt expense. The operating loss for the 2001 period included a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company. Excluding this charge, the operating loss was ($14.1) million, or ($59) per ton for the three months ended January 31, 2001.

         Interest, investment and other income (expense), net was $0.4 million for the three months ended January 31, 2002 compared to ($9.3) million for the three months ended January 31, 2001. In the 2001 period the Company recorded a charge of $10.8 million to write down the carrying value of Acme Metals, Inc. 10.875% Senior Unsecured Notes predominantly owned by WCI and, to a much lesser extent, by Renco Steel. Interest income was $46,000 for the three months ended January 31, 2002 compared to interest income of $1.2 million for the three months ended January 31, 2001. The decrease in interest income was due primarily to lower cash balances for the three months ended January 31, 2002 compared to the three months ended January 31, 2001.

         As a result of the items discussed above, the Company had a loss before taxes of $30.5 million for the three months ended January 31, 2002 compared to a loss before taxes of $36.9 million for the three months ended January 31, 2001.

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

         Renco Steel did not make the interest payment that was due on February 1, 2002 on the Senior Secured Notes due to insufficient liquidity. On February 28, 2002, Renco Steel paid the overdue interest and interest on the overdue interest to all holders other than Renco, which was within the grace period afforded under the terms of the Senior Secured Notes indenture. Funding for the February 28, 2002 payment was provided by a loan of $3.4 million from Renco.

         As of January 31, 2002, and the date hereof, Renco owns $59,320,000 face value of Renco Steel's Senior Secured Notes. Renco continues to seek additional Senior Secured Notes to purchase. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes, however, Renco irrevocably waived its right to collect interest for the payment that was due on February 1, 2002. This waiver has been recorded as a capital contribution of $1.6 million in the three months ended January 31, 2002 and interest expense of the same amount was also recorded in the Company's statement of operations for the same three month period. As of January 31, 2002, in the aggregate, Renco has waived a total of $6.5 million of interest.

         Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent general corporate overhead. In the past, Renco Steel has met these requirements through distributions from WCI, from its cash and limited partnership investments, and from Renco support in the form of a loan and waiver of its right to collect certain interest (from February 1, 2001 to January 31, 2002) on the Senior Secured Notes it owns. Due to significant losses incurred by WCI in the last five quarters, WCI does not expect to pay dividends to Renco Steel in the foreseeable future. WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of
WCI). Pursuant to the indenture, dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996 (Dividend Basket). As of January 31, 2002, WCI had a negative Dividend Basket of $134.2 million, therefore, WCI will not be permitted to pay dividends to Renco Steel until its earnings exceed such amount. Other than allowable dividends, WCI's assets may not be utilized by Renco Steel. Renco Steel's ability to meet its debt service and working capital needs, given WCI's inability to provide dividends in the foreseeable future, will be completely dependent upon future support from Renco. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes, however, Renco has no obligation to do so.

         The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens. The ability of Renco Steel to comply with such covenants will be completely dependent upon future support from Renco. The limitation on the incurrence of additional indebtedness is $15.0 million from a related party and $15.0 million from other sources that may include related parties. Based upon the outstanding principal and accrued interest of the two Renco loans, approximately $25.5 million is available for future borrowing.

         At January 31, 2002 Renco Steel was in compliance with the terms of the indenture governing the Senior Secured Notes. The Senior Secured Notes have been classified as a current liability on the Company's consolidated balance sheet as of January 31, 2002 and October 31, 2001 due to Renco Steel's insufficient liquidity position.

         Renco Steel's ability to meet its debt service and working capital obligations is completely dependent upon support from Renco. Failure to receive such support will have a material adverse effect on Renco Steel's financial condition and liquidity position.

         Cash used by operating activities was $38.0 million for the three months ended January 31, 2002 compared to $22.2 million for the 2000 period. The decreased operating cash flow in the 2001 period compared to the 2000 period resulted primarily from a decrease in income before taxes (after adjusting the 2001 period loss to exclude non recurring, non-cash charges) and changes in working capital.

         Cash used by investing activities was $4.2 million in the three months ended January 31, 2002 compared to cash provided by investing activities of $3.6 million in the 2001 period. Capital expenditures of $4.2 million in 2002 were $2.0 million higher than the comparable 2001 period. In 2001, Renco Steel redeemed a portion of its investment in a limited partnership investment and received proceeds of $5.8 million.

         Cash provided by financing activities was $10.2 million in the three months ended January 31, 2002 due to borrowing by WCI under its $100 million revolving credit agreement (WCI Revolver). WCI did not borrow under the WCI Revolver in 2001.

         Renco Steel paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the three months ended January 31, 2002.

WCI

         WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI's primary sources of liquidity as of January 31, 2002 consisted of cash and cash equivalents of $1.8 million and available borrowing under the WCI Revolver.

         The WCI Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and subject to eligibility requirements, as defined therein, and expires on December 29, 2003. As of January 31, 2002, WCI had borrowing availability of $65.5 million based on eligible inventories and receivables net of $10.2 million borrowings outstanding and $14.9 million in letters of credit outstanding or committed and subject to a $25 million minimum borrowing availability covenant.

         Cash from Operations

         Cash provided (used) by WCI's operating activities was ($36.4) million for the three months ended January 31, 2002 compared to ($22.2) million for the three months ended January 31, 2001. The decreased operating cash flow for the 2002 period compared to the 2001 period resulted primarily from a decrease in income before taxes (after adjusting the 2001 period loss to exclude non-recurring, non-cash charges) and changes in working capital.

         Capital Expenditures

         Capital expenditures were $4.2 million and $2.2 million for the three months ended January 31, 2002 and January 31, 2001, respectively. Capital expenditures are expected to be approximately $9 million for all of fiscal 2002. At January 31, 2002, WCI had commitments for capital expenditures of approximately $1.8 million.

         Debt Covenants

         The WCI Revolver and the indenture governing the Senior Secured Notes of WCI contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. On January 25, 2002 WCI and its lenders under the WCI Revolver agreed to amend the loan agreement to require WCI to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through April 30, 2002, negative $255 million from May 1, 2002 through July 31, 2002, and negative $260 million on August 1, 2002 and thereafter. In addition, WCI is required to maintain minimum availability under the WCI Revolver of $25 million. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control.

         Dividends

         WCI paid no dividends and was not permitted to do so under the Senior Secured Notes of WCI indenture during the three months ended January 31, 2002. WCI does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes of WCI indenture.

         Defined Benefit Pension Plan

         WCI has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. WCI expects to contribute approximately $29.6 million, $26.3 million and $21.1 million to the DBP during 2002, 2003 and 2004, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. This funding reflects the results of the actuarial valuation completed as of November 1, 2001. Due primarily to the reduction in the offset from the frozen defined contribution plan resulting from adverse investment experience and from changes in the status of plan participants different from assumptions WCI's projected benefit obligation increased from $98.7 million as reported in WCI's 10-K as of October 31, 2001 to $114.9 million and caused an increase in the minimum funding. WCI contributed $7.2 million, $4.2 million and $6.7 million to the DBP during the fiscal years ended October 31, 2001, 2000 and 1999, respectively.

Outlook

         During the last four years steel imports into the U.S. have adversely affected shipping volume and has contributed significantly to the depressed pricing environment in the current market. During this period, WCI and the steel industry have filed various trade cases against hot-rolled and cold-rolled carbon steel flat products from various countries (certain of which are pending before the ITC) in response to this increase in imports. While various duties have been imposed on these products from certain countries, to date these duties have been ineffective in reducing overall steel imports to the U.S.

         As a result of the distortion of steel supply created by the surge of imports of flat rolled steel products and the lower demand for steel products during 2001 due to the slumping economy, competition has intensified in WCI's high carbon and alloy product markets, particularly from minimills. This increased competition has influenced the pricing structure of these products and has reduced the premium WCI is currently able to receive on these products compared to commodity products.

         In response to the surging imports, in June 2001 the U.S. Trade Representative, at the direction of President Bush, requested an investigation by the International Trade Commission under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the U.S. in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. This request included the investigation of carbon and alloy flat rolled products among other products. On October 22, 2001 the ITC determined that the requisite injury had been demonstrated related to carbon and alloy slabs, hot-rolled, cold-rolled and coated products. These determinations pertain to imports from all countries except Canada. On December 19, 2001 the ITC forwarded its remedy recommendations to President Bush.

         On March 5, 2002 President Bush issued his remedy regarding the
Section 201 investigation. This remedy includes a tariff rate quota on carbon and alloy slabs of 30% in excess of 5.4 million tons per year adjusting over a three year period to 18% on imports in excess of 6.4 million tons and a 30% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a three year period to 18%. These remedies pertain to imports from all countries except Canada, Mexico, Jordan, Israel and certain developing countries and is expected to be effective on or about March 20, 2002.

         For the longer term, the shipping levels and realized selling prices of WCI products will be influenced by the levels of imported steel, the strength of the manufacturing sector of the domestic economy and production capacity changes by domestic competitors. Domestic flat rolled steel production capacity has been reduced by the closing of seven producers during the past two years with total hot strip mill capacity of 16.7 million tons. This has contributed to the recent increase in order intake discussed below. The impact of this closed capacity may be reversed if the facilities are restarted as has frequently happened with idled steel capacity in the past.

         WCI has experienced a significant increase in its order intake rate and backlog beginning in December 2001 which resulted from the expectation of lower imports due to the then pending Section 201 investigation, the recent closure of a competitor, a conclusion to inventory reductions by customers and the beginning of an economic recovery. WCI's order backlog was approximately 250,000 tons at January 31, 2002 compared to 135,000 tons at October 31, 2001. With the increasing order entry rate and backlog, WCI and most other flat rolled steel producers announced price increases effective during the second calendar quarter 2002 totaling $50 per ton on hot-rolled, $30 per ton on cold-rolled, and $20 per ton on galvanized products. Due to these factors, WCI expects shipping volume in the second quarter 2002 to be approximately 315,000 tons and the third quarter 2002 to be approximately 330,000 tons. WCI expects net sales per ton shipped to be flat in the second quarter compared to the first quarter with net selling prices rising and being offset by lower revenue from steam sales to the LTV coke plant adjacent to WCI's facility. Net sales per ton shipped are expected to increase by approximately $25 in the third quarter compared to the second quarter. In addition, WCI expects cost of products sold per ton to decline approximately 7% in the second quarter compared to the first quarter as capacity utilization increases and inventory valuation reserves are reduced. Despite these improvements, WCI expects to incur a significant net loss during fiscal 2002 for which WCI believes it has adequate availability of cash resources to maintain operations through at least fiscal 2002. However, if the volume or price increases expected to be realized during the second and third quarters of fiscal 2002 are not realized or sustained for the balance of fiscal 2002, it is likely that WCI will not have adequate availability under its existing financing arrangements and will require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing, or what the terms of any additional financing might be. Failure to obtain additional financing in these circumstances would likely have a material adverse effect on WCI's operations. For periods beyond fiscal 2002, further price improvements will be necessary for the Company to have sufficient cash resources to maintain its operations.

         Renco Steel's sole source of liquidity has become advances and contributions from its parent, Renco, since its two former primary sources are no longer available. Renco Steel's investments in limited partnership investments were liquidated in 2001 and dividend payments from WCI are currently prohibited under the terms of the indenture governing the Senior Secured Notes of WCI due to WCI's significant cumulative losses, as defined. WCI is required to earn in excess of its cumulative losses before it is permitted to resume dividend payments to Renco Steel. At January 31, 2002, cumulative losses were $134.2 million and are expected to increase further in 2002 based upon WCI's outlook as discussed above. It is not anticipated that WCI will be able to generate earnings in excess of its cumulative losses in the foreseeable future and therefore, Renco Steel does not expect to receive any dividends from WCI. Support from Renco will be necessary for Renco Steel to meet its debt service, and to a much lesser extent, its administrative requirements. As of January 31, 2002, Renco has provided loans amounting to $4.5 million and has irrevocably waived its right to collect interest on the Senior Secured Notes it owns resulting in a cash flow savings to Renco Steel of $6.5 million in the aggregate. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes it owns, however, Renco has no obligation to do so.

Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted Statement 142 effective November 1, 2001. The adoption of Statement 142 did not have a material effect on either financial position or results of operations.

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

         In August 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The Company adopted the Statement effective November 1, 2001. There was no financial implication related to the adoption of Statement No. 144, and the guidance will be applied on a prospective basis.

Forward-Looking Statements

         This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; demand for Company products; changes in industry capacity and levels of imports of steel or steel products; after effects of the Section 201 ruling; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; future loans from Renco; future waivers of interest by Renco in regard to the Senior Secured Notes it owns; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         WCI is exposed to commodity price risk with respect to natural gas and zinc. WCI uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. WCI's market risk has not changed materially from that reported in the Company's Form 10-K for the fiscal year ended October 31, 2001.

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.

ITEM 1.   LEGAL PROCEEDINGS

     For information as to the environmental matters and as to the employee litigation described in the Company's Form 10-K for the year ended October 31, 2001, see Part I, Note 5 to Item 1, Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 2, 2002, The Renco Group, Inc. as sole shareholder of Renco Steel Holdings, Inc., executed a written consent, in lieu of an annual meeting of shareholders, for the re-election of Ira Leon Rennert as chairman and sole director of Renco Steel Holdings, Inc.

ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K

     (a)  Exhibits:

          A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.


     (b)  Reports on Form 8-K:

          The Company filed a Form 8-K, Item 5, Other Events, on January 28, 2002 to disclose the scheduled interest payment, due on February 1, 2002 for the Senior Secured Notes, would not be made on the due date.

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RENCO STEEL HOLDINGS, INC.
                                       (registrant)



Date:  March 18, 2002                  /s/ IRA L. RENNERT
                                       -------------------------------------
                                       Ira L. Rennert
                                       Chairman of the Board,
                                       President and Director
                                       (principal executive officer)




                                       /s/ ROGER L. FAY
                                       -------------------------------------
                                       Roger L. Fay
                                       Vice President and
                                       Chief Financial Officer
                                       (principal financial and
                                       accounting officer)

                           RENCO STEEL HOLDINGS, INC.

                                  EXHIBIT INDEX


Exhibit Number                           Description
--------------                           -----------
10.1.6 Promissory Note dated February 27, 2002 between Renco Steel Holdings, Inc. and The Renco Group, Inc.