Form 10-Q
period 2002-04-30
RENCO STEEL HOLDINGS INC
filed 2002-06-14
CIK 1057959

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

For the quarterly period ended April 30, 2002.
                               -----------------

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

         As of June 14, 2002, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.
--------------------------------------------------------------------------------

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX
                        --------------------------------


                                                                                Page No.
                                                                                --------
PART I   FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS OF RENCO STEEL HOLDINGS, INC.

                  Consolidated Balance Sheets as of
                  April 30, 2002 and October 31, 2001.                             3

                  Consolidated Statements of Operations for the
                  three months and six months ended
                  April 30, 2002 and 2001.                                         4

                  Consolidated Statements of Cash Flows for the
                  six months ended April 30, 2002 and 2001.                        5

                  Condensed Notes to Consolidated Financial Statements.            6


                  FINANCIAL STATEMENTS OF WCI STEEL, INC.

                  Consolidated Balance Sheets as of
                  April 30, 2002 and October 31, 2001.                             10

                  Consolidated Statements of Operations for the
                  three and six months ended April 30, 2002 and 2001.              11

                  Consolidated Statements of Cash Flows for the
                  six months ended April 30, 2002 and 2001.                        12

                  Notes to Consolidated Financial Statements.                      13


  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              18

  Item 3.         Quantitative and Qualitative Disclosure About
                  Market Risk                                                      29

PART II  OTHER INFORMATION

  Item 1.         Legal Proceedings                                                30

  Item 6.         Exhibits and Reports on Form 8-K                                 30

                  Signatures                                                       31

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                     April 30,     October 31,
                                                       2002           2001
                                                     ---------      ---------
                                                    (Unaudited)
     ASSETS
     Current assets
       Cash and cash equivalents ...............     $      20      $      25
       Restricted cash and cash equivalents ....         3,882         32,244
       Accounts receivable, less allowance for
         doubtful accounts of $1,200 and $3,100,
         respectively ..........................        62,818         48,875
       Inventories .............................        73,027         87,847
       Prepaid expenses ........................         3,617          1,049
                                                     ---------      ---------
            Total current assets ...............       143,364        170,040
     Property, plant and equipment, net ........       228,547        233,267
     Intangible pension asset, net .............        33,438         36,470
     Other assets, net .........................         5,267          6,127
                                                     ---------      ---------
            Total assets .......................     $ 410,616      $ 445,904
                                                     =========      =========
     LIABILITIES and SHAREHOLDER'S DEFICIT
     Current liabilities
       Current portion of long-term debt .......     $ 120,909      $ 120,334
       Accounts payable ........................        36,956         45,939
       Accrued liabilities .....................        87,391         79,607
       Due to related party ....................         4,626          1,125
                                                     ---------      ---------
            Total current liabilities ..........       249,882        247,005

     Long-term debt, excluding current portion .       311,882        301,111
     Postretirement health care benefits .......       121,695        118,214
     Pension benefits, excluding current portion        25,880         35,062
     Other liabilities .........................        10,017         10,063
                                                     ---------      ---------
            Total liabilities ..................       719,356        711,455
                                                     ---------      ---------
     Shareholder's deficit
       Common stock, no par value, stated value
         $.01 per share, 850 shares authorized,
         100 shares issued and outstanding .....            --             --
       Additional paid-in capital ..............         8,425          5,118
       Accumulated deficit .....................      (317,165)      (270,669)
                                                     ---------      ---------
            Total shareholder's deficit ........      (308,740)      (265,551)
     Commitments and contingencies .............            --             --
                                                     ---------      ---------
            Total liabilities and
                 shareholder's deficit .........     $ 410,616      $ 445,904
                                                     =========      =========

See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                             Three months                   Six months
                                             ended April 30,              ended April 30,
                                          2002           2001           2002           2001
                                        ---------      ---------      ---------      ---------
     Net sales ....................     $ 127,678      $  99,268      $ 217,282      $ 197,459

     Operating costs and expenses
      Cost of products sold .......       124,443        100,953        224,579        202,922
      Depreciation and amortization         5,452          6,549         10,929         13,155
      Selling, general and
       administrative expenses ....         2,054          3,750          5,454          9,579
      Asset impairment and related
       charges (note 8) ...........            --          3,909             --          3,909
                                        ---------      ---------      ---------      ---------
                                          131,949        115,161        240,962        229,565
                                        ---------      ---------      ---------      ---------
     Operating loss ...............        (4,271)       (15,893)       (23,680)       (32,106)
                                        ---------      ---------      ---------      ---------
     Other income (expense)
      Interest expense ............       (11,788)       (11,398)       (23,278)       (22,795)
      Interest, investment and
       other income (expense), net             22            867            462         (8,457)
                                        ---------      ---------      ---------      ---------
                                          (11,766)       (10,531)       (22,816)       (31,252)
                                        ---------      ---------      ---------      ---------
     Loss before income taxes .....       (16,037)       (26,424)       (46,496)       (63,358)
     Income tax benefit ...........            --             --             --             --
                                        ---------      ---------      ---------      ---------
       Net loss ...................     $ (16,037)     $ (26,424)     $ (46,496)     $ (63,358)
                                        =========      =========      =========      =========


See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    Six months
                                                                  ended April 30,
                                                                2002          2001
                                                              --------      --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss .........................................     $(46,496)     $(63,358)
       Adjustments to reconcile net loss
        to net cash used by operating activities
              Depreciation and amortization .............       10,929        11,670
              Amortization of deferred maintenance costs            --         1,484
              Amortization of financing costs ...........          991           948
              Postretirement health care benefits .......        4,081         6,601
              Pension benefits ..........................          318         2,955
              Provision for losses on accounts receivable          247         2,300
              Gain on other investments .................           --          (191)
              Asset impairment and other charges ........           --        14,745
              Other .....................................           83            84
       Cash provided (used) by changes in certain
        assets and liabilities
              Accounts receivable .......................      (14,190)       (4,079)
              Inventories ...............................       14,820         9,167
              Prepaid expenses and other assets .........       (2,730)       (3,256)
              Accounts payable ..........................       (8,983)       (5,377)
              Accrued liabilities .......................          716         1,503
              Other liabilities .........................          (46)          508
              Due to related party ......................        3,502            --
                                                              --------      --------
              Net cash used by operating activities .....      (36,758)      (24,296)
                                                              --------      --------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property, plant and equipment .......       (6,231)       (4,112)
       Other investments, net ...........................           --         5,800
                                                              --------      --------
              Net cash (used) provided by investing
               activities ...............................       (6,231)        1,688
                                                              --------      --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in WCI Revolver .......................       11,664            --
       Other changes in long-term debt ..................         (349)          (63)
       Capital contribution by parent ...................        3,307            --
                                                              --------      --------
              Net cash provided (used) by financing
               activities ...............................       14,622           (63)
                                                              --------      --------
     Net decrease in cash and cash equivalents ..........      (28,367)      (22,671)
     Total cash and cash equivalents at
      beginning of period ...............................       32,269        90,607
                                                              --------      --------
     Total cash and cash equivalents at end of period ...     $  3,902      $ 67,936
                                                              ========      ========
     Supplemental disclosure of cash flow information
              Cash paid for interest ....................     $ 18,971      $ 21,849
              Cash paid for income taxes ................           --            --


See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three and six months ended April 30, 2002 and 2001
                                  ( Unaudited )

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

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3:  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 2002 and October 31, 2001 was as follows:


                                                     April 30,     October 31,
                                                       2002           2001
                                                    (Unaudited)
                                                    -----------    ----------
                                                     (Dollars in thousands)
     Raw materials ............................       $18,606       $33,710
     Finished and semi-finished product .......        54,268        54,042
     Supplies .................................           153            95
                                                      -------       -------
                                                       73,027        87,847
     Less LIFO reserve ........................            --            --
                                                      -------       -------
                                                      $73,027       $87,847
                                                      =======       =======

NOTE 4:  RELATED PARTY TRANSACTIONS

         On February 27, 2002, Renco Steel borrowed $3.4 million from Renco under terms of a promissory note. On July 30, 2001, Renco Steel also borrowed $1.1 million from Renco under the terms of a promissory note. Renco's right to payment under both loans is contractually subordinated to Renco Steel's 10 7/8% Senior Secured Notes due 2005 ("Senior Secured Notes"). Both loans bear interest at a rate of 8.75% and are payable upon demand. The loans and accrued interest thereon are reflected as due to related party on the Consolidated Balance Sheet at April 30, 2002.

         As of April 30, 2002, Renco owned $62,320,000 principal amount of Renco Steel's Senior Secured Notes after purchasing an additional $3.0 million principal amount during the second fiscal quarter of 2002. Renco has irrevocably waived its right to receive interest in regard to its ownership of the Senior Secured Notes from February 1, 2001 to and including July 31, 2002. Accordingly, a capital contribution of $3.3 million has been recorded in the six months ended April 30, 2002 and interest expense of the same amount was recorded in the Company's Statement of Operations for the same period. From February 1, 2001, Renco's aggregate capital contribution has been $8.15 million in respect to its waiver of interest.


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

         WCI is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires WCI to complete certain supplemental environmental projects estimated to cost $2.0 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.8 million and the installation of a liner for a surface impoundment estimated to cost approximately $1.2 million. The consent decree also provides for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

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

         On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss which was heard on April 23, 2002. On May 24, 2002 the appellate court affirmed the decision to dismiss this action.

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

         In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosure is presented on this basis for the six months ended April 30, 2002 and April 30, 2001, respectively.

         All revenues are generated by WCI. Geographic revenues are based on the region in which the customer invoice was generated and all revenue was generated within the United States. The Company measures segment profit for internal reporting purposes as net income (loss).

         A reconciliation of segment loss to consolidated net loss is presented below for the six months ended April 30, 2002 and 2001:


                                                     Six months ended
                                                         April 30,
                                                    2002            2001
                                                  ------------------------
     WCI ..................................       $(37,385)       $(54,718)
     Other ................................         (9,111)         (8,640)
                                                  --------        --------
                    Total Consolidated ....       $ 46,496)       $(63,358)
                                                  ========        ========

NOTE 7:  OTHER MATTERS

         In the past, Renco Steel's primary sources of liquidity were investments in limited partnerships (which were liquidated in 2001) and dividend payments from WCI. Renco Steel's sole source of liquidity currently is advances and contributions from its parent, Renco. Dividends from WCI are currently prohibited under the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 due to WCI's significant cumulative losses, as defined. WCI is required to earn in excess of its cumulative losses before it is permitted to resume dividend payments to Renco Steel. At April 30, 2002, cumulative losses were $146.0 million and may increase further in 2002 based upon WCI's outlook (see Note 5 to the consolidated financial statements of WCI). It is not anticipated that WCI will be able to generate earnings in excess of its cumulative losses in the foreseeable future and therefore, Renco Steel does not expect to receive any dividends from WCI. Support from Renco will be necessary for Renco Steel to meet its debt service, and to a much lesser extent, its administrative requirements. As of April 30, 2002, Renco has provided loans amounting to $4.5 million and has irrevocably waived its right to collect interest of $8.15 million in the aggregate from February 1, 2001 through April 30, 2002 on the Senior Secured Notes it owns. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes it owns, however, Renco has no obligation to do so.

                        WCI STEEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                   April 30,      October 31,
                                                     2002            2001
                                                   ---------      ---------
                                                  (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ..................     $   3,882      $  32,244
  Accounts receivable, less allowance
   for doubtful accounts of $1,200 and
   $3,100, respectively ......................        62,818         48,875
  Inventories ................................        73,027         87,075
  Prepaid expenses and other current assets ..         3,617          1,049
                                                   ---------      ---------
         Total current assets ................       143,344        169,243
Property, plant and equipment, net ...........       190,265        193,453
Intangible pension asset, net ................        36,369         39,556
Other assets, net ............................         3,774          4,361
                                                   ---------      ---------
         Total assets ........................     $ 373,752      $ 406,613
                                                   =========      =========
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt ..........     $   1,080      $     536
  Accounts payable ...........................        36,956         45,939
  Accrued liabilities ........................        85,590         77,679
                                                   ---------      ---------
         Total current liabilities ...........       123,626        124,154

Long-term debt, excluding current portion ....       311,822        301,111
Postretirement health care benefits ..........       121,224        117,719
Pension benefits .............................        25,822         35,000
Other liabilities ............................        10,017         10,063
                                                   ---------      ---------
         Total liabilities ...................       592,571        588,047

Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
    5,000 shares authorized, none issued .....            --             --
  Common stock, no par value, stated value
    $.01 per share, 40,000,000 shares
    authorized, 100 shares issued and
    outstanding ..............................            --             --
  Additional paid-in capital .................           279            279
  Accumulated deficit ........................      (219,098)      (181,713)
                                                   ---------      ---------
         Total shareholder's equity (deficit)       (218,819)      (181,434)
Commitments and contingencies ................            --             --
                                                   ---------      ---------
         Total liabilities and
           shareholder's equity (deficit) ....     $ 373,752      $ 406,613
                                                   =========      =========

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                            Three months                   Six months
                                           ended April 30,               ended April 30,
                                         2002           2001           2002            2001
                                       ------------------------      ------------------------
Net sales ........................     $ 127,678      $  99,268      $ 217,282      $ 197,459
Operating costs and expenses
   Cost of products sold .........       124,534        101,026        223,988        203,066
   Depreciation and amortization .         4,686          5,647          9,397         11,352
   Selling, general and
    administrative expenses ......         2,043          3,722          5,427          9,543
   Unusual charges ...............            --          3,909             --          3,909
                                       ---------      ---------      ---------      ---------
                                         131,263        114,304        238,812        227,870
                                       ---------      ---------      ---------      ---------
Operating income(loss) ...........        (3,585)       (15,036)       (21,530)       (30,411)
                                       ---------      ---------      ---------      ---------
Other income (expense)
   Interest expense ..............        (8,266)        (7,983)       (16,317)       (15,968)
   Interest and other income
    (expense), net ...............            22            811            462         (8,339)
                                       ---------      ---------      ---------      ---------
                                          (8,244)        (7,172)       (15,855)       (24,307)
                                       ---------      ---------      ---------      ---------
Income (loss) before income
    taxes ........................       (11,829)       (22,208)       (37,385)       (54,718)
Income tax (benefit) expense .....            --             --             --             --
                                       ---------      ---------      ---------      ---------
Net income (loss) ................     $ (11,829)     $ (22,208)     $ (37,385)     $ (54,718)
                                       =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                Six months
                                                             ended April 30,
                                                            2002          2001
                                                          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ............................     $(37,385)     $(54,718)
       Adjustments to reconcile net income (loss) to
        net cash provided (used) by operating
        activities:
        Depreciation and amortization ...............        9,397         9,868
        Amortization of deferred maintenance costs ..           --         1,484
        Amortization of financing costs .............          689           645
        Postretirement health care benefits .........        4,105         6,626
        Pension benefits ............................          476         3,112
        Provision for losses on accounts receivable .          247         2,300
        Asset impairment and other charges ..........           --        14,393
        Other .......................................           83            84
       Cash provided (used) by changes in certain
         assets and liabilities
         Accounts receivable ........................      (14,190)       (4,079)
         Inventories ................................       14,048         9,129
         Prepaid expenses and other assets ..........       (2,731)       (3,256)
         Accounts payable ...........................       (8,983)       (5,377)
         Accrued liabilities ........................          844         1,574
         Other liabilities ..........................          (46)          508
                                                          --------      --------
          Net cash provided (used) by operating
           activities ...............................      (33,446)      (17,707)
                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property, plant and equipment ...       (6,231)       (4,112)
                                                          --------      --------
          Net cash used by investing activities .....       (6,231)       (4,112)
                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under Revolver Credit Facility        11,664            --
       Other changes in long-term debt ..............         (349)          (63)
                                                          --------      --------
         Net cash provided (used) by financing
          activities ................................       11,315           (63)
                                                          --------      --------
       Net increase (decrease) in cash and
        cash equivalents ............................      (28,362)      (21,882)
       Cash and cash equivalents at beginning
        of year .....................................       32,244        89,478
                                                          --------      --------
       Cash and cash equivalents at end of period ...     $  3,882      $ 67,596
                                                          ========      ========
       Supplemental disclosure of cash flow
        information
          Cash paid for interest ....................     $ 15,640      $ 15,324
          Cash paid for income taxes ................           --            --

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three and six months ended April 30, 2002 and 2001
                                  ( Unaudited )

NOTE 1:  BASIS OF PRESENTATION

         WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product. Inventories consist of the following:


                                                        April 30,      October 31,
                                                          2002            2001
                                                       (Unaudited)
                                                       -----------     ----------
                                                          (Dollars in Thousands)
Raw materials ..................................         $18,606         $33,542
Finished and semi-finished product .............          54,268          53,438
Supplies .......................................             153              95
                                                         -------         -------
                                                          73,027          87,075
Less LIFO reserve ..............................              --              --
                                                         -------         -------
                                                         $73,027         $87,075
                                                         =======         =======

NOTE 3:  LONG-TERM DEBT

Long-term debt consists of the following:


                                                   April 30,   October 31,
                                                     2002         2001
                                                   --------     --------
                                                 (Unaudited)
                                                  (Dollars in Thousands)
         Senior Secured Notes with
           interest at 10% payable semi-
           annually, due 2004 ................     $300,000     $300,000
         Revolving Credit Facility
           (Revolver) with interest at 5.63%
           at April 30, 2002 payable monthly .       11,664           --
         Other ...............................        1,298        1,647
                                                   --------     --------
                                                    312,962      301,647
         Less current portion of
           long-term debt ....................        1,080          536
                                                   --------     --------
                                                   $311,882     $301,111
                                                   ========     ========

         The $300 million 10% Senior Secured Notes due 2004 (Senior Secured Notes) are secured by a first priority lien on substantially all of the existing property, plant and equipment of the Company. A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, holds a second priority lien on the security for the Senior Secured Notes.

         The Company has a $100,000,000 Revolver secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were borrowings of $11,664,000 outstanding under the Revolver as of April 30, 2002. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. At April 30, 2002 the Company had borrowing availability of $68,156,000 based on eligible inventory and receivables after deducting $11,664,000 of borrowings outstanding and $14,870,000 in letters of credit outstanding or committed and before reflecting a $25,000,000 minimum borrowing availability covenant as discussed below. The Revolver is subject to a penalty of $250,000 if terminated before October 31, 2003.

         The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. On January 25, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the

Company to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through April 30, 2002, negative $255 million from May 1, 2002 through July 31, 2002, and negative $260 million on August 1, 2002 and thereafter. In addition, the Company is required to maintain minimum borrowing availability under the Revolver of $25 million. This amendment also changes the interest charged from prime rate to prime rate plus 1.5% or as to Eurodollar Rate Loans, a rate of 3.5% in excess of the Adjusted Eurodollar Rate applicable for the interest period selected by the Company. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there were no amounts available for dividends and other transactions with affiliates at April 30, 2002.


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

     The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires the Company to complete certain supplemental environmental projects estimated to cost $2.0 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.8 million and the installation of a liner for a surface impoundment estimated to cost approximately $1.2 million. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

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

     On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss which was heard on April 23, 2002. On May 24, 2002 the appellate court affirmed the decision to dismiss this action.

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


NOTE 5:  OTHER MATTERS

     Based on WCI's current order intake rate and backlog, the Company expects shipping volume to be approximately 335,000 tons in each of the third quarter and fourth quarter of 2002. WCI's order backlog was approximately 352,000 tons at April 30, 2002 compared to 158,000 at April 30, 2001 and 250,000 at January 31, 2002. We expect net sales per ton shipped to increase approximately 10% during the third quarter compared to the second quarter. WCI expects cost of products sold per ton shipped to increase approximately 2% in the third quarter compared to the second quarter (excluding the favorable adjustment to inventory valuation reserves recorded in the second quarter totaling $4.7 million) due primarily to changes in product mix with capacity utilization at 90% or greater. Based on these expectations, the Company believes that it has adequate availability of cash resources to maintain operations through at least fiscal 2002.

     Significant uncertainty remains regarding the short-term as well as long-term condition of the steel market. Recent improvements in order intake rates and pricing could be reversed by a number of factors including increasing domestic supply through the restart of closed facilities, increases in steel imports due to rising domestic steel prices or the granting of exemptions to tariffs imposed as a result of the Section 201 investigation or the failure of an economic recovery to materialize or be sustained. If the volume or net sales prices expected to be realized by WCI during the third and fourth quarters are not realized or sustained due to these or other factors, WCI may not have adequate availability under its existing financing arrangements to sustain its operations and may require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing or what the terms of such additional financing might be. Failure to obtain such additional financing in these circumstances would likely have a material adverse effect on WCI's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

     Three months ended April 30, 2002 compared to Three months ended April 30, 2001

     Net sales for the three months ended April 30, 2002 were $127.7 million on 355,735 tons shipped, representing a 28.6% increase in net sales and a 47.5% increase in tons shipped compared to the three months ended April 30, 2001. When the second fiscal quarter of 2002 is compared to the prior quarter ended January 31, 2002, net sales and shipping volume also showed significant increases of 42.5% and 45.3%, respectively. However, net sales per ton shipped of $359 for the three months ended April 30, 2002 was 12.9% lower than the net sales per ton shipped of $412 for the comparable prior year period ended April 30, 2001, with net selling prices down 4.2% in addition to a less favorable product mix. Net sales per ton decreased a more modest 1.9% for the second fiscal quarter of 2002 compared to the first fiscal quarter of 2002, with net selling prices increasing 1.5% for the second fiscal quarter. A less favorable product mix and reduced steam sales to a coke plant adjacent to WCI's facility however offset the impact of these selling price increases. Shipments of custom carbon, alloy and electrical steels accounted for 47.7% of total shipments for the three months ended April 30, 2002 compared to 56.8% the three months ended April 30, 2001. The improvements in shipping volume and increased net selling prices in the second quarter compared to the first quarter resulted from a variety of factors including a decrease in domestic supply due to the closing of facilities during the last several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel in April 2002, a conclusion to inventory reductions by customers and a slight improvement in overall economic activity.

         The table below shows WCI's product mix for the three months ended April 30, 2002 and April 30, 2001.


                              Net Tons Shipped       Percent of Total
                             -------------------     ------------------
                             Three Months Ended      Three Months Ended
                                   April 30,              April 30,
                             -------------------     ------------------
                               2002       2001        2002       2001
                             -------     -------     -------    -------
CUSTOM PRODUCTS:
   Hot Rolled ..........     109,797      76,847        30.9%      31.9%
   Cold Rolled .........       6,598       4,325         1.9%       1.8%
   Coated products .....      53,040      55,610        14.9%      23.1%
                             -------     -------     -------    -------
Total Custom Products ..     169,435     136,782        47.7%      56.8%

Total Commodity Products     186,300     104,349        52.3%      43.2%
                             -------     -------     -------    -------
Total Steel Products ...     355,735     241,131       100.0%     100.0%
                             =======     =======     =======    =======


         The following table sets forth the percentage of WCI's net tons shipped to various markets for the three months ended April 30, 2002 and April 30, 2001.


                                            Three Months Ended
                                               April 30,
CUSTOMER CATEGORY                            2002     2001
------------------------------------------  ------------------
Conversion/further processing..............  61.7%    47.0%
Steel service centers......................  16.4%    20.9%
Construction...............................  11.9%    16.2%
Electrical equipment.......................   2.1%     5.5%
Direct automotive..........................   3.8%     5.1%
Other......................................   4.1%     5.3%
                                            -----    -----
         Total............................. 100.0%   100.0%


         Gross margin (sales less cost of products sold) was $3.2 million for the three months ended April 30, 2002 compared to gross margin (loss) of ($1.7) million for the three months ended April 30, 2001. The increase in gross margin reflects the increased shipping volume and lower production costs resulting from a higher production volume and its effect on fixed operating costs per ton along with favorable adjustments to lower of cost or market inventory valuation reserves of $4.7 million during the second fiscal quarter based on lower production costs per ton, partially offset by lower transaction prices as discussed above. Excluding the favorable inventory adjustments for the 2002 period, the gross margin (loss) was ($1.5) million. Production volume for the three months ended April 30, 2002 was approximately 90% of operating capacity compared to approximately 73% for the three months ended April 30, 2001.

         Operating loss was ($4.3) million, or ($12) per ton, for the three months ended April 30, 2002 compared to operating loss of ($15.9) million, or ($66) per ton, for the three months ended April 30, 2001. The decrease in operating loss reflects the improved gross margin discussed above in addition to a $1.6 million gain realized from the resolution of contract issues relating to the sale of a third party owned coke plant adjacent to WCI's facility. The operating loss for the 2001 period included a charge of $3.9 million associated with WCI's wholly-owned subsidiary, Youngstown Sinter Company, announced indefinite idling of its operating facility by July 15, 2001. Excluding the gain and adjustments to inventory valuation reserves for the 2002 period and the impairment charge in the 2001 period, the operating loss was ($10.6) million, or ($30) per ton for the three months ended April 30, 2002 compared to an operating loss of ($12.0) million, or ($50) per ton for the three months ended April 30, 2001.

         Interest, investment and other income (expense), net was $22,000 for the three months ended April 30, 2002 compared to $0.9 million for the three months ended April 30, 2001. This decrease was due primarily to a decrease in interest income resulting from lower cash balances for the three months ended April 30, 2002 compared to the three months ended April 30, 2001.

         As a result of the items discussed above, the Company had a loss before taxes of ($16.0) million for the three months ended April 30, 2002 compared to a loss before taxes of ($26.4) million for the three months ended April 30, 2001.

         Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.


                  Six Months Ended April 30, 2002 Compared to
                  Six Months Ended April 30, 2001.

         Net sales for the six months ended April 30, 2002 were $217.3 million on 600,553 tons shipped, representing a 10.0% increase in net sales and a 25.6% increase in tons shipped compared to the six months ended April 30, 2001. Shipping volume for the 2002 period increased, predominantly in the second fiscal quarter, as a result of a variety of favorable factors that included a decrease in domestic supply due to the closing of facilities during the past several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel in April 2002, a conclusion to inventory reductions by customers and a slight improvement in overall economic activity. Net sales per ton shipped decreased 12.3% to $362 in the 2002 period compared to $413 for the 2001 period, with net selling prices down 6.2% coupled with a less favorable product mix. Shipments of custom carbon, alloy and electrical steels accounted for 47.1% of total shipments for the six months ended April 30, 2002 compared to 54.6% for the six months ended April 30, 2001.

         The table below shows WCI's product mix for the six months ended April 30, 2002 and April 30, 2001.


                                Net Tons Shipped       Percent of Total
                               -------------------     ------------------
                                Six Months Ended       Six Months Ended
                                    April 30,              April 30,
                                2002        2001        2002        2001
                               -------     -------     -------    -------
CUSTOM PRODUCTS:
   Hot Rolled ............     179,541     153,810        29.9%      32.2%
   Cold Rolled ...........      12,659       8,374         2.1%       1.8%
   Coated products .......      90,710      98,493        15.1%      20.6%
                               -------     -------     -------    -------
Total Custom Products ....     282,910     260,677        47.1%      54.6%

Total Commodity Products .     317,643     217,477        52.9%      45.4%
                               -------     -------     -------    -------
Total Steel Products .....     600,553     478,154       100.0%     100.0%
                               =======     =======     =======    =======

         The following table sets forth the percentage of WCI's net tons shipped to various markets for the six months ended April 30, 2002 and April 30, 2001.


                                                        Six Months Ended
                                                            April 30,
CUSTOMER CATEGORY                                     2002              2001
-----------------------------------------            ------------------------
Conversion/further processing............             60.1%             49.5%
Steel service centers....................             15.5%             21.6%
Construction.............................             12.0%             13.8%
Electrical equipment.....................              3.1%              5.2%
Direct automotive........................              4.4%              5.1%
Other....................................              4.9%              4.8%
                                                     -----             -----
Total....................................            100.0%            100.0%
                                                     =====             =====

         Gross margin (loss) (sales less cost of products sold) was ($7.3) million for the six months ended April 30, 2002 compared to gross margin (loss) of ($5.5) million for the six months ended April 30, 2001. The increase in gross margin (loss) reflects the lower transaction prices as a result of less favorable product mix discussed above partially offset by lower per ton production costs resulting from significantly higher volume and its effect on fixed operating costs per ton and higher shipping volume. The loss in the 2002 period included and was partially offset by favorable adjustments to inventory valuation reserves of $3.5 million. Excluding these favorable adjustments the gross margin (loss) was ($10.8) million for the 2002 period. Production volume during the six months ended April 30, 2002 was approximately 83% of operating capacity compared to approximately 67% in the 2001 period.

         Operating loss was ($23.7) million, or ($39) per ton, for the six months ended April 30, 2002 compared to operating income (loss) of ($32.1) million, or ($67) per ton, for the six months ended April 30,

2001. The decrease in operating loss reflects lower depreciation expense and the decrease in gross margin discussed above and also included significant non-recurring items for both periods. The operating loss for the 2002 period included a $1.6 million gain realized from the resolution of contract issues relating to the sale of a third party owned coke plant adjacent to WCI's facility. The operating loss for the 2001 period included a charge of $3.9 million associated with the Company's wholly-owned subsidiary, Youngstown Sinter Company, announced indefinite idling of its operating facility by July 15, 2001 and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company. Excluding the gain and adjustments to inventory valuation reserves for the 2002 period and the non-recurring charges in the 2001 period, the operating loss was ($28.8) million, or ($48) per ton for the six months ended April 30, 2002 compared to an operating loss of ($26.1) million, or ($55) per ton for the six months ended April 30, 2001.

         Interest, investment and other income (expense), net was $0.5 million for the six months ended April 30, 2002 compared to ($8.5) million for the six months ended April 30, 2001. In the 2001 period, the Company recorded a charge of $10.8 million to write down the carrying value of its investment in Acme Metals 10.875% Senior Unsecured Notes. Investment income was zero and $0.2 million for the six months ended April 30, 2002 and 2001, respectively. The investment balance of $1.9 million at April 30, 2001 was liquidated in July 2001 and has remained zero thereafter.

         As a result of the items discussed above, the Company had a loss before taxes of ($46.5) million for the six months ended April 30, 2002 compared to a loss before taxes of ($63.4) million for the six months ended April 30, 2001.

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

         As of April 30, 2002, and the date hereof, Renco owns the principal amount of $62,320,000 and $69,470,000, respectively of Renco Steel's Senior Secured Notes. Renco continues to seek additional Senior Secured Notes to purchase. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes, however, Renco irrevocably waived its right to collect interest for the upcoming payment on August 1, 2002. Renco has previously waived all interest it was entitled to collect from February 1, 2001. Renco's waiver of interest has resulted in a capital contribution to the Company in an amount of $3.3 million in the six months ended April 30, 2002 and interest expense of the same amount was also recorded in the Company's statement of operations for the same six month period. As of April 30, 2002, in the aggregate, Renco has waived a total of $8.15 million of interest.

         Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent general corporate overhead. In the past, Renco Steel has met these requirements through distributions from WCI, from its cash and limited partnership investments, and from Renco support in the form of loans and waiver of its right to collect certain interest (from February 1, 2001 to July 31, 2002) on the Senior Secured Notes it owns. Due to significant losses incurred by WCI in the last six quarters, WCI does not expect to pay dividends to Renco Steel in the foreseeable future. WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI). Pursuant to the indenture, dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996 (Dividend Basket). As of April 30, 2002, WCI had a negative Dividend Basket of $146.0 million, therefore, WCI will not be permitted to pay dividends to Renco Steel until its earnings exceed such amount. Other than allowable dividends, WCI's assets may not be utilized by Renco Steel. Renco Steel's ability to meet its debt service and working capital needs, given WCI's inability to provide dividends in the foreseeable future, will be completely dependent upon future support from Renco. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes, however, Renco has no obligation to do so.

         The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens. The ability of Renco Steel to comply with such covenants will be completely dependent upon future support from Renco. The limitation on the incurrence of additional indebtedness is $15.0 million from a related party and $15.0 million from other sources that may include related parties. Based upon the outstanding principal and accrued interest of the two Renco loans, approximately $25.4 million is available for future borrowing.

         At April 30, 2002 Renco Steel was in compliance with the terms of the indenture governing the Senior Secured Notes. The Senior Secured Notes have been classified as a current liability on the Company's consolidated balance sheet as of April 30, 2002 and October 31, 2001 due to Renco Steel's insufficient liquidity position.

         Renco Steel's ability to meet its debt service and working capital obligations is completely dependent upon support from Renco. Failure to receive such support will have a material adverse effect on Renco Steel's financial condition and liquidity position.

         Cash used by operating activities was $36.8 million for the six months ended April 30, 2002 compared to $24.3 million for the 2001 period. The decreased operating cash flow in the 2002 period compared to the 2001 period resulted primarily from changes in working capital primarily due to an increase in accounts receivable resulting from increased revenue and by an increase in pension funding.

         Cash used by investing activities was $6.2 million in the six months ended April 30, 2002 compared to cash provided by investing activities of $1.7 million in the 2001 period. Capital expenditures accounted for all of the investing activity in 2002 and were $2.1 million higher than the comparable 2001 period. Capital expenditures are expected to be approximately $10 million for all of fiscal 2002. At April 30, 2002, WCI had commitments for capital expenditures of approximately $1.8 million. WCI expects to complete a reline of its blast furnace within the next two years at an estimated cost of up to $30 million. In 2001, Renco Steel redeemed a portion of its investment in a limited partnership investment and received proceeds of $5.8 million.

         Cash provided by financing activities was $14.6 million in the six months ended April 30, 2002 due to borrowing by WCI under its $100 million revolving credit agreement (WCI Revolver) and to the capital contribution resulting from Renco's waiver of its right to receive interest from the Senior Secured Notes. WCI did not borrow under the WCI Revolver in 2001.

         Renco Steel paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the six months ended April 30, 2002.


WCI

         WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI's primary sources of liquidity as of April 30, 2002 consisted of cash and cash equivalents of $3.9 million and available borrowing under the WCI Revolver.

         The WCI Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and subject to eligibility requirements, as defined therein, and expires on December 29, 2003. As of April 30, 2002, WCI had borrowing availability of $68.2 million based on eligible inventories and receivables after deducting $11.7 million of borrowings outstanding and $14.9 million in letters of credit outstanding or committed and before reflecting a $25 million minimum borrowing availability covenant.

         Cash from Operations

         Cash used by operating activities was $33.4 million for the six months ended April 30, 2002 compared to $17.7 million for the six months ended April 30, 2001. The decreased operating cash flow for the 2002 period compared to the 2001 period resulted primarily from changes in working capital primarily due to an increase in accounts receivable resulting from increased revenue and by an increase in pension funding.

         Capital Expenditures

         Capital expenditures were $6.2 million and $4.1 million for the six months ended April 30, 2002 and April 30, 2001, respectively. Capital expenditures are expected to be approximately $10 million for all of fiscal 2002. At April 30, 2002, WCI had commitments for capital expenditures of approximately $1.8 million. WCI expects to complete a reline of its blast furnace within the next two years at an estimated cost of up to $30 million.

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

         Dividends

         WCI paid no dividends and was not permitted to do so under the Senior Secured Notes of WCI indenture during the six months ended April 30, 2002. WCI does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes of WCI indenture.

         Defined Benefit Pension Plan

         WCI has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. WCI expects to contribute approximately $29.6 million (including $17.8 million during the third quarter), $26.3 million and $21.1 million to the DBP during fiscal years 2002, 2003 and 2004, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. This funding reflects the results of the actuarial valuation completed as of November 1, 2001. Due primarily to the reduction in the offset from the frozen defined contribution plan resulting from adverse investment experience and from changes in the status of plan participants different from assumptions, WCI's projected benefit obligation increased from $98.7 million as reported in WCI's 10-K as of October 31, 2001 to $114.9 million. WCI contributed $6.8 million, $7.2 million, $4.2 million and $6.7 million to the DBP during the six months ended April 30, 2002 and fiscal years ended October 31, 2001, 2000 and 1999, respectively.

Outlook

         During the last four years steel imports into the U.S. have adversely affected shipping volume and have contributed significantly to pricing volatility. During this period, WCI and the steel industry have filed various trade cases against hot-rolled and cold-rolled carbon steel flat products from various countries in response to this increase in imports. While various duties have been imposed on these products from certain countries, to date these duties have been ineffective in reducing overall steel imports to the U.S.

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

         On March 5, 2002 President Bush issued his remedy regarding the Section 201 investigation. This remedy includes a tariff rate quota on carbon and alloy slabs of 30% in excess of 5.4 million tons per year adjusting over a three year period to 18% on imports in excess of 6.4 million tons and a 30% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a three year period to 18%. These remedies pertain to imports from all countries except Canada, Mexico, Jordan, Israel and certain developing countries. A significant number of exemption requests have been filed by various countries regarding the tariffs imposed which the Bush administration is considering.

         For the longer term, the shipping levels and realized selling prices of WCI products will be influenced by the levels of imported steel, the strength of the manufacturing sector of the domestic economy and production capacity changes by domestic competitors. Domestic flat rolled steel production capacity has been reduced by the closing of seven producers during the past several years with total hot strip mill capacity of 16.7 million tons. This has contributed to the recent increases in product pricing and order intake. A portion of this capacity is expected to be restarted at potentially significantly lower production costs during the next six months and as a result the impact of this closed capacity may be reversed in part.

         Based on WCI's current order intake rate and backlog, the Company expects shipping volume to be approximately 335,000 tons in each of the third and fourth quarters of 2002. WCI's order backlog was approximately 352,000 tons at April 30, 2002 compared to 158,000 at April 30, 2001 and 250,000 at January 31, 2002. We expect net sales per ton shipped to increase approximately 10% during the third quarter compared to the second quarter. WCI expects cost of products sold per ton shipped to increase approximately 2% in the third quarter compared to the second quarter (excluding the favorable adjustment to inventory valuation reserves recorded in the second quarter) due primarily to changes in product mix with capacity utilization remaining at 90% or greater. Based on these expectations, WCI believes that it has adequate availability of cash resources to maintain operations through at least fiscal 2002.

         Significant uncertainty remains regarding the short-term as well as long-term condition of the steel market. Recent improvements in order intake rates and pricing could be reversed by a number of factors including increasing domestic supply through the restart of closed facilities, increases in steel imports due to rising domestic steel prices or the granting of exemptions to tariffs imposed as a result ofthe Section 201 investigation or the failure of an economic recovery to materialize or be sustained. If the volume or net sales prices expected to be realized by WCI during the third and fourth quarters are not realized or sustained due to these or other factors, WCI may not have adequate availability under its existing financing arrangements to sustain its operations and may require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing or what the terms of such additional financing might be. Failure to obtain such additional financing in these circumstances would likely have a material adverse effect on WCI's operations.

         In the past, Renco Steel's primary sources of liquidity were investments in limited partnerships (which were liquidated in 2001) and dividend payments from WCI. Renco Steel's soley source of liquidity currently is advances and contributions from its parent, Renco. Dividends from WCI are currently prohibited under the terms of the indenture governing the Senior Secured Notes of WCI due to WCI's significant cumulative losses, as defined. WCI is required to earn in excess of its cumulative losses before it is permitted to resume dividend payments to Renco Steel. At April 30, 2002, cumulative losses were $146.0 million and may increase further in 2002 based upon WCI's outlook. It is not anticipated that WCI will be able to generate earnings in excess of its cumulative losses in the foreseeable future and therefore, Renco Steel does not expect to receive any dividends from WCI. Support from Renco will be necessary for Renco Steel to meet its debt service, and to a much lesser extent, its administrative requirements. As of April 30, 2002, Renco has provided loans amounting to $4.5 million and has irrevocably waived its right to collect interest of $8.15 million in the aggregate from February 1, 2001 to April 30, 2002 on the Senior Secured Notes it owns. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes it owns, however, Renco has no obligation to do so.

Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted Statement 142 effective November 1, 2001. The adoption of Statement 142 did not have a material effect on either financial position or result of operations.

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


Forward-Looking Statements

         This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; demand for Company products; changes in industry capacity and levels of imports of steel or steel products; effectiveness of the Section 201 remedies; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; future loans from Renco; future waivers of interest by Renco in regard to the Senior Secured Notes it owns; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.

ITEM 1.   LEGAL PROCEEDINGS

         For information as to the environmental matters described in the Company's Form 10-K for the year ended October 31, 2001, see Part I, Note 5 to
Item 1, Financial Statements.

         WILLIAMS / REBER V. WCI STEEL, INC.

         Reference is made to the description of this action instituted by two retired employees contained in the Company's annual report on Form 10-K, Part I,
Item 3 for the year ended October 31, 2001 and as described in Note 5 to the consolidated financial statements herein. The plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard on April 23, 2002. On May 24, 2002 the appellate court affirmed the decision to dismiss this action.

ITEM 6.  EXHIBITS and REPORTS ON FORM 8-K

         Exhibits:

         None


         (b) Reports on Form 8-K:

             None

                           RENCO STEEL HOLDINGS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                RENCO STEEL HOLDINGS, INC.
                                                (registrant)



Date:   June 14, 2002                           /S/ IRA L. RENNERT
                                                ------------------------------
                                                Ira L. Rennert
                                                Chairman of the Board,
                                                President and Director
                                                (principal executive officer)





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