Form 10-Q
period 2002-07-31
RENCO STEEL HOLDINGS INC
filed 2002-09-16
CIK 1057959

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002.

                              --------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to


Commission file number: 333-48245

                              --------------------

                           RENCO STEEL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



             Ohio                                           34-1854775
----------------------------------                -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


30 Rockefeller Plaza, 42nd Floor, New York, New York              10112
-----------------------------------------------------     ----------------------
(Address of principal executive offices)                        (Zip Code)

                                 (212) 541-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     As of September 16, 2002, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

================================================================================

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I   FINANCIAL INFORMATION

 Item 1. Financial Statements of Renco Steel Holdings, Inc.

         Consolidated Balance Sheets as of
         July 31, 2002 and October 31, 2001.                                   3

         Consolidated Statements of Operations for the
         three months and nine months ended
         July 31, 2002 and 2001.                                               4

         Consolidated Statements of Cash Flows for the
         nine months ended July 31, 2002 and 2001.                             5

         Condensed Notes to Consolidated Financial Statements.                 6


         Financial Statements of WCI Steel, Inc.

         Consolidated Balance Sheets as of
         July 31, 2002 and October 31, 2001.                                  11

         Consolidated Statements of Operations for the
         three and nine months ended July 31, 2002 and 2001.                  12

         Consolidated Statements of Cash Flows for the
         nine months ended July 31, 2002 and 2001.                            13

         Notes to Consolidated Financial Statements.                          14


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  19

 Item 3. Quantitative and Qualitative Disclosure About
         Market Risk                                                          30

PART II  OTHER INFORMATION


 Item 1. Legal Proceedings                                                    31

 Item 6. Exhibits and Reports on Form 8-K                                     31

         Signatures                                                           32


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                   July 31,        October 31,
                                                    2002              2001
                                                ------------      ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ...............     $      2,816      $         25
  Restricted cash and cash equivalents ....            2,800            32,244
  Accounts receivable, less allowances for
    doubtful accounts of $3,326 and $3,100,
    respectively ..........................           58,219            48,875
  Inventories .............................           83,525            87,847
  Prepaid expenses ........................            1,707             1,049
                                                ------------      ------------
       Total current assets ...............          149,067           170,040
Property, plant and equipment, net ........          225,311           233,267
Intangible pension asset, net .............           31,921            36,470
Other assets, net .........................            4,745             6,127
                                                ------------      ------------
       Total assets .......................     $    411,044      $    445,904
                                                ============      ============
LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
  Current portion of long-term debt .......     $    121,154      $    120,334
  Accounts payable ........................           42,803            45,939
  Accrued liabilities .....................           69,082            74,289
  Due to related party ....................            7,529             1,125
                                                ------------      ------------
       Total current liabilities ..........          240,568           241,687

Long-term debt, excluding current portion .          334,544           301,111
Postretirement health care benefits .......          121,989           118,214
Pension benefits, excluding current portion           17,006            35,062
Other liabilities .........................           15,857            15,381
                                                ------------      ------------
       Total liabilities ..................          729,964           711,455
                                                ------------      ------------
Shareholder's deficit
  Common stock, no par value, stated value
    $.01 per share, 850 shares authorized,
    100 shares issued and outstanding .....               --                --
  Additional paid-in capital ..............           10,508             5,118
  Accumulated deficit .....................         (329,428)         (270,669)
                                                ------------      ------------
       Total shareholder's deficit ........         (318,920)         (265,551)
Commitments and contingencies .............               --                --
                                                ------------      ------------
       Total liabilities and
            shareholder's deficit .........     $    411,044      $    445,904
                                                ============      ============


See accompanying notes to consolidated financial statements

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                         Three months                  Nine months
                                        ended July 31,                ended July 31,
                                   ------------------------      ------------------------
                                     2002           2001           2002           2001
                                   ---------      ---------      ---------      ---------

Net sales ....................     $ 132,756      $ 109,988      $ 350,038      $ 307,447

Operating costs and expenses
 Cost of products sold .......       122,230        112,755        346,809        315,677
 Depreciation and amortization         5,515          5,709         16,444         18,864
 Selling, general and
  administrative expenses ....         5,523          3,627         10,977         13,206
 Asset impairment and related
  charges (note 9) ...........            --             --             --          3,909
                                   ---------      ---------      ---------      ---------
                                     133,268        122,091        374,230        351,656
                                   ---------      ---------      ---------      ---------
Operating loss ...............          (512)       (12,103)       (24,192)       (44,209)
                                   ---------      ---------      ---------      ---------
Other income (expense)
 Interest expense ............       (11,791)       (11,418)       (35,069)       (34,213)
 Interest, investment and
  other income (expense), net             40            556            502         (7,901)
                                   ---------      ---------      ---------      ---------
                                     (11,751)       (10,862)       (34,567)       (42,114)
                                   ---------      ---------      ---------      ---------
Loss before income taxes .....       (12,263)       (22,965)       (58,759)       (86,323)
Income tax (benefit) expense .            --             --             --             --
                                   ---------      ---------      ---------      ---------

  Net loss ...................     $ (12,263)     $ (22,965)     $ (58,759)     $ (86,323)
                                   =========      =========      =========      =========



See accompanying notes to consolidated financial statements.

                   RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Nine months
                                                              ended July 31,
                                                         -----------------------
                                                           2002          2001
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................     $(58,759)     $(86,323)
  Adjustments to reconcile net loss
   to net cash provided by operating activities
         Depreciation and amortization .............       16,444        17,362
         Amortization of deferred maintenance costs            --         1,502
         Amortization of financing costs ...........        1,493         1,431
         Postretirement health care benefits .......        5,275         9,875
         Pension benefits ..........................      (13,994)        2,938
         Provision for losses on accounts receivable        2,373         2,450
         Asset impairment and other charges ........           --        14,745
         Gain on other investments .................           --          (204)
         Other .....................................          134            93
  Cash used by changes in certain
   assets and liabilities
         Accounts receivable .......................      (11,717)       (7,244)
         Inventories ...............................        4,323         5,316
         Prepaid expenses and other assets .........         (819)       (3,319)
         Accounts payable ..........................       (3,136)        1,316
         Accrued liabilities .......................       (5,673)       (4,760)
         Other liabilities .........................          (71)          458
         Due to related party ......................        6,404            --
                                                         --------      --------
         Net cash used by operating activities .....      (57,723)      (44,364)
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment .......       (8,526)       (8,248)
  Gross proceeds from the sale of assets ...........           --           105
  Other investments, net ...........................           --         7,717
                                                         --------      --------
         Net cash used by investing activities .....       (8,526)         (426)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in WCI Revolver .......................       34,250            --
  Other changes in long term debt ..................          (44)          174
  Capital contribution by parent ...................        5,390         3,225
                                                         --------      --------
         Net cash provided by financing activities .       39,596         3,399
                                                         --------      --------
Net decrease in cash and cash equivalents ..........      (26,653)      (41,391)
Total cash and cash equivalents at
 beginning of period ...............................       32,269        90,607
                                                         --------      --------
Total cash and cash equivalents at end of period ...     $  5,616      $ 49,216
                                                         ========      ========
Supplemental disclosure of cash flow information
         Cash paid for interest ....................     $ 34,400      $ 37,014
         Cash paid for income taxes ................           --            --


See accompanying notes to consolidated financial statements.

                  RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three and nine months ended July 31, 2002 and 2001
                                 ( Unaudited )

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

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain reclassifications of prior year data have been made to conform to the 2002 presentation. The results of operations for the three and nine months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3: INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 2002 and October 31, 2001 was as follows:


                                           July 31,      October 31,
                                            2002            2001
                                        (Unaudited)
                                        ------------     ------------
                                           (Dollars in thousands)

Raw materials ....................      $     23,372     $     33,710
Finished and semi-finished product            60,331           54,042
Supplies .........................               176               95
                                        ------------     ------------
                                              83,879           87,847
Less LIFO reserve ................               354               --
                                        ------------     ------------
                                        $     83,525     $     87,847
                                        ============     ============

NOTE 4: RELATED PARTY TRANSACTIONS

     Renco Steel has borrowed $7.3 million from Renco since July 2001 under the terms of three separate demand promissory notes ("the Renco Loans"). Renco's right to payment under the Renco Loans is contractually subordinated to Renco Steel's $120.0 million 10 7/8% Senior Secured Notes due 2005 ("Senior Secured Notes"). The Renco Loans bear interest at a rate of 8.75% and are payable upon demand. These loans and accrued interest thereon are reflected as due to related party on the Consolidated Balance Sheet at July 31, 2002.

     As of July 31, 2002, Renco owned $69,470 principal amount of Renco Steel's Senior Secured Notes after purchasing an additional $7.15 million principal amount during the third fiscal quarter of 2002. Renco has irrevocably waived its right to receive interest in regard to its ownership of the Senior Secured Notes from February 1, 2001 to and including July 31, 2002. Accordingly, capital contributions of $5.4 million and $3.2 million have been recorded in the nine months ended July 31, 2002 and 2001, respectively, and interest expense of the same amounts were also recorded in the Company's Statement of Operations for the same periods. From February 1, 2001, Renco's aggregate capital contribution has been $10.2 million in respect to its waiver of interest.

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

     WCI is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires WCI to complete certain supplemental environmental projects with a remaining estimated cost of $2.0 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated cost of $0.8 million and the installation of a liner for a surface impoundment estimated to cost approximately $1.2 million. The consent decree also provides for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

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

     On January 23, 1996, two retired employees instituted an action against WCI and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by WCI to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted WCI's motion to dismiss this action and entered judgement in favor of WCI and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss which was heard on April 23, 2002. On May 24, 2002 the appellate court affirmed the decision to dismiss this action. No appeal has been filed regarding the decision and the time frame for filing an appeal has expired.

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

     In applying the Statement, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosure is presented on this basis for the nine months ended July 31, 2002 and July 31, 2001, respectively.

     All revenues are generated by WCI. Geographic revenues are based on the region in which the customer invoice was generated and all revenue was generated within the United States. The Company measures segment profit for internal reporting purposes as net income (loss).

     A reconciliation of segment income (loss) to consolidated net income (loss) is presented below for the three and nine months ended July 31, 2002 and 2001:


                                 Three months ended             Nine months ended
                                      July 31,                       July 31,
                               -----------------------       -----------------------
                                 2002           2001           2002           2001
                               --------       --------       --------       --------
WCI .....................      $ (8,063)      $(18,730)      $(45,448)      $(73,448)
Other ...................        (4,200)        (4,235)       (13,311)       (12,875)
                               --------       --------       --------       --------
       Total consolidated
        net loss ........      $(12,263)      $(22,965)      $(58,759)      $(86,323)
                               ========       ========       ========       ========


NOTE 7: OTHER MATTERS

     In the past, Renco Steel's primary sources of liquidity were investments in limited partnerships (which were liquidated in 2001) and dividend payments from WCI. Renco Steel's sole source of liquidity currently is advances and contributions from its parent, Renco. Dividends from WCI are currently prohibited under the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 due to WCI's significant cumulative losses, as defined. WCI is required to earn in excess of its cumulative losses before it is permitted to resume dividend payments to Renco Steel. At July 31, 2002, WCI's cumulative losses were $154.1 million. It is not anticipated that WCI will be able to generate earnings in excess of its cumulative losses in the foreseeable future and therefore, Renco Steel does not expect to receive any dividends from WCI. Support from Renco will be necessary for Renco Steel to meet its debt service, and to a much lesser extent, its administrative requirements. As of July 31, 2002, Renco has provided loans amounting to $7.3 million and has irrevocably waived its right to collect interest of $10.2 million in the aggregate from February 1, 2001 through July 31, 2002 on the Senior Secured Notes it owns. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes it owns, however, Renco has no obligation to do so.

                        WCI STEEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amount)


                                                                     July 31,      October 31,
                                                                      2002            2001
                                                                  ------------    ------------
                                                                   (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ................................      $      2,800    $     32,244
  Accounts receivable, less allowances
   for doubtful accounts of $3,326 and
   $3,100, respectively ....................................            58,219          48,875
  Inventories ..............................................            83,525          87,075
  Prepaid expenses and other current assets ................             1,707           1,049
                                                                  ------------    ------------
         Total current assets ..............................           146,251         169,243
Property, plant and equipment, net .........................           187,794         193,453
Intangible pension asset, net ..............................            34,776          39,556
Other assets, net ..........................................             3,388           4,361
                                                                  ------------    ------------
         Total assets ......................................      $    372,209    $    406,613
                                                                  ============    ============
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt ........................      $      1,309    $        536
  Accounts payable .........................................            42,803          45,939
  Accrued liabilities ......................................            66,099          72,361
                                                                  ------------    ------------
         Total current liabilities .........................           110,211         118,836

Long-term debt, excluding current portion ..................           334,544         301,111
Postretirement health care benefits ........................           121,530         117,719
Pension benefits ...........................................            16,949          35,000
Other liabilities ..........................................            15,857          15,381
                                                                  ------------    ------------
         Total liabilities .................................           599,091         588,047

Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share,
    5,000 shares authorized, none issued ...................                --              --
  Common stock, no par value, stated value
    $.01 per share, 40,000,000 shares
    authorized, 100 shares issued and
    outstanding ............................................                --              --
  Additional paid-in capital ...............................               279             279
  Accumulated deficit ......................................          (227,161)       (181,713)
                                                                  ------------    ------------
         Total shareholder's equity (deficit) ..............          (226,882)       (181,434)
Commitments and contingencies ..............................                --              --
                                                                  ------------    ------------
         Total liabilities and
           shareholder's equity (deficit) ..................      $    372,209    $    406,613
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)



                                             Three months                     Nine months
                                            ended July 31,                   ended July 31,
                                      -------------------------       -------------------------
                                        2002            2001            2002             2001
                                      ---------       ---------       ---------       ---------

Net sales ......................      $ 132,756       $ 109,988       $ 350,038       $ 307,447
Operating costs and expenses
   Cost of products sold .......        122,322         112,827         346,310         315,893
   Depreciation and amortization          4,748           4,808          14,145          16,160
   Selling, general and
    administrative expenses ....          5,514           3,619          10,941          13,162
   Unusual charges .............             --              --              --           3,909
                                      ---------       ---------       ---------       ---------
                                        132,584         121,254         371,396         349,124
                                      ---------       ---------       ---------       ---------
  Operating income (loss) ......            172         (11,266)        (21,358)        (41,677)
                                      ---------       ---------       ---------       ---------
  Other income (expense)
   Interest expense ............         (8,275)         (8,004)        (24,592)        (23,972)
   Interest and other income
       (expense), net ..........             40             540             502          (7,799)
                                      ---------       ---------       ---------       ---------
                                         (8,235)         (7,464)        (24,090)        (31,771)
                                      ---------       ---------       ---------       ---------
  Income (loss) before income
    taxes ......................         (8,063)        (18,730)        (45,448)        (73,448)
  Income tax (benefit) expense .             --              --              --              --
                                      ---------       ---------       ---------       ---------
  Net income (loss) ............      $  (8,063)      $ (18,730)      $ (45,448)      $ (73,448)
                                      =========       =========       =========       =========


See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                     Nine months
                                                                    ended July 31,
                                                              ------------------------
                                                                2002            2001
                                                              --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................       $(45,448)       $(73,448)
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
         Depreciation and amortization ................         14,145          14,658
         Amortization of deferred maintenance costs ...             --           1,502
         Amortization of financing costs ..............          1,040             977
         Postretirement health care benefits ..........          5,311           9,913
         Pension benefits .............................        (13,758)          3,174
         Provision for losses on accounts receivable ..          2,373           2,450
         Asset impairment and other charges ...........             --          14,393
         Other ........................................            134              93
  Cash provided (used) by changes in certain
   assets and liabilities
         Accounts receivable ..........................        (11,717)         (7,244)
         Inventories ..................................          3,550           5,258
         Prepaid expenses and other assets ............           (819)         (3,319)
         Accounts payable .............................         (3,136)          1,316
         Accrued and other liabilities ................         (6,799)         (5,371)
                                                              --------        --------
                  Net cash (used) provided by
                   operating activities ...............        (55,124)        (35,648)
                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ..........         (8,526)         (8,248)
  Gross proceeds from the sale of assets ..............             --             105
                                                              --------        --------
                  Net cash used by investing activities         (8,526)         (8,143)
                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under Revolver Credit Facility .......         34,250              --
  Other changes in long-term debt .....................            (44)            175
                                                              --------        --------
                  Net cash provided (used) by
                   financing activities ...............         34,206             175
                                                              --------        --------
  Net increase (decrease) in cash and cash
   equivalents ........................................        (29,444)        (43,616)
  Cash and cash equivalents at
   beginning of year ..................................         32,244          89,478
                                                              --------        --------
Cash and cash equivalents at end of period ............       $  2,800        $ 45,862
                                                              ========        ========
Supplemental disclosure of cash flow information
  Cash paid for interest ..............................       $ 31,069        $ 30,489
  Cash paid for income taxes ..........................             --              --


See accompanying notes to consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three and nine months ended July 31, 2002 and 2001
                                  ( Unaudited )

NOTE 1: BASIS OF PRESENTATION

     WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain reclassifications of prior year data have been made to conform to the 2002 classifications. The results of operations for the three and nine months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 2: INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product. Inventories consist of the following:


                                           July 31,     October 31,
                                            2002           2001
                                        ------------   ------------
                                         (Unaudited)
                                           (Dollars in Thousands)

Raw materials ....................      $     23,372   $     33,542
Finished and semi-finished product            60,331         53,438
Supplies .........................               176             95
                                        ------------   ------------
                                              83,879         87,075
Less LIFO reserve ................              (354)            --
                                        ------------   ------------
                                        $     83,525   $     87,075
                                        ============   ============


NOTE 3: LONG-TERM DEBT

Long-term debt consists of the following:


                                             July 31,    October 31,
                                              2002          2001
                                          ------------  ------------
                                           (Unaudited)
                                             (Dollars in Thousands)

Senior Secured Notes with
  interest at 10% payable semi-
  annually, due December 1, 2004 ...      $    300,000  $    300,000
Revolving Credit Facility (Revolver)
  with interest at 5.87% at
  July 31, 2002 payable monthly ....            34,250            --
Other ..............................             1,603         1,647
                                          ------------  ------------
                                               335,853       301,647
Less current portion of
  long-term debt ...................             1,309           536
                                          ------------  ------------
                                          $    334,544  $    301,111
                                          ============  ============

     The $300 million 10% Senior Secured Notes due December 1, 2004 (Senior Secured Notes) are secured by a first priority lien on substantially all of the existing property, plant and equipment of the Company. A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, holds a second priority lien on the security for the Senior Secured Notes.

     The Company has a $100,000,000 Revolver secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were borrowings of $34,250,000 outstanding under the Revolver as of July 31, 2002. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. On September 13, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement as described below. At July 31, 2002 assuming this amendment had been in place, the Company had borrowing availability of $51,836,000 based on eligible inventory and receivables after deducting $34,250,000 of borrowings outstanding and $14,870,000 in letters of credit outstanding and before reflecting a $20,000,000 minimum borrowing availability covenant as discussed below. The Revolver is subject to a penalty of $250,000 if terminated before October 31, 2003.

     The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. On January 25, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the Company to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through April 30, 2002, negative $255 million from May 1, 2002 through July 31, 2002, and negative $260 million on August
1, 2002 and thereafter. In addition, the Company was required to maintain minimum borrowing availability under the Revolver of $25 million. The January amendment also changes the interest charged from prime rate to prime rate plus 1.5% or as to Eurodollar Rate Loans, a rate of 3.5% in excess of the Adjusted Eurodollar Rate applicable for the interest period selected by the Company. On September 13, 2002 the Company and its lenders under the Revolver further agreed to reduce the minimum borrowing availability requirement from $25 million to $20 million provided the Company is able to meet certain minimum cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) targets. A mimimum cumulative EBITDA target has been established for each month from August 2002 to December 2003 and totals $73.0 million with monthly increments of not more than $5.5 million and not less than $4.0 million. In addition, while loans and letters of credit continue to be subject to a $100 million maximum, WCI can use up to $105 million of qualifying inventories and receivables based on established advance rates in determining availability with respect to the minimum availability covenant. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there were no amounts available for dividends and other transactions with affiliates at July 31, 2002.

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

     The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires the Company to complete certain supplemental environmental projects with a remaining estimated cost of $2.0 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated cost of $0.8 million and the installation of a liner for a surface impoundment estimated to cost approximately $1.2 million. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

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

     On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court's decision to dismiss which was heard on April 23, 2002. On May 24, 2002 the appellate court affirmed the decision to dismiss this action. No appeal has been filed regarding the decision and the time frame for filing an appeal has expired.

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

NOTE 5: OTHER MATTERS

     Based on WCI's current order intake rate and backlog, the Company expects shipping volume to be approximately 330,000 tons in the fourth quarter of 2002. WCI's order backlog was approximately 293,000 tons at July 31, 2002 compared to 158,000 at July 31, 2001 and 352,000 at April 30, 2002. We expect net sales per ton shipped to increase approximately 10% during the fourth quarter compared to the third quarter. WCI expects cost of products sold per ton shipped to increase approximately 2% in the fourth quarter compared to the third quarter due primarily to changes in product mix with capacity utilization remaining at approximately 90% or greater. During the fourth quarter of 2002, the Company expects its working capital needs to increase by approximately $15 million as a result of increasing iron ore pellet inventories prior to the end of the shipping season and due to increased accounts receivable resulting from increasing revenues. Assuming no change in the U.S. economy or level of steel imports, WCI expects shipping volume during the first fiscal quarter of 2003 to decline approximately 5% compared to the fourth quarter of 2002 with net sales and cost of goods sold per ton remaining flat. Based on these expectations, the Company believes that it has adequate availability of cash resources to maintain operations and meet its debt service requirements into 2003 and if current market conditions persist, the Company expects to generate significant free cash flow both from operations and working capital in the first half of 2003.

     Significant uncertainty remains regarding the direction of the U.S. economy and the short-term as well as long-term condition of the steel market. Improvements in order intake rates and pricing realized during 2002 could be reversed by a number of factors including increasing domestic supply through the restart of closed facilities, increases in steel imports due to rising domestic steel prices or the granting of exemptions to tariffs imposed as a result of the
Section 201 investigation or the failure of an economic recovery to materialize or be sustained in the U.S. If the volume or net sales prices expected to be realized by WCI during the fourth quarter are not sustained in subsequent quarters due to these or other factors, WCI may not have adequate availability under its existing financing arrangements to sustain its operations and may require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing or what the terms of such additional financing might be. Failure to obtain such additional financing in these circumstances would likely have a material adverse effect on WCI's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

     Three months ended July 31, 2002 compared to Three months ended July 31, 2001

     Net sales for the three months ended July 31, 2002 were $132.8 million on 334,367 tons shipped, representing a 20.7% increase in net sales and a 20.0% increase in tons shipped compared to the three months ended July 31, 2001. When the third fiscal quarter of 2002 is compared to the prior quarter ended April 30, 2002, net sales showed a more modest increase of 4.0%, however tons shipped decreased by 6.0%. Net sales per ton shipped of $397 for the three months ended July 31, 2002 was 0.5% higher than the net sales per ton shipped of $395 for the comparable prior year period ended July 31, 2001, with net selling prices up 6.0% offset by changes to product mix. Net sales per ton increased 10.6% for the third fiscal quarter of 2002 compared to the second fiscal quarter of 2002, with net selling prices increasing 9.4%. Shipments of custom carbon, alloy and electrical steels accounted for 47.4% of total shipments for the three months ended July 31, 2002 compared to 52.4% for the three months ended July 31, 2001 and 47.6% for the three months ended April 30, 2002. The improvements in shipping volume and increased net selling prices in the third quarter 2002 compared to the third quarter 2001 resulted from a variety of factors including a decrease in domestic supply due to the closing of facilities during the last several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel which became effective for imports entering the U.S. on or after March 20, 2002, a conclusion to inventory reductions by customers and a slight improvement in overall economic activity.

     The table below shows WCI's product mix for the three months ended July 31, 2002 and July 31, 2001.

                               Net Tons Shipped       Percent of Total
                              ------------------    -------------------
                              Three Months Ended     Three Months Ended
                                   July 31,               July 31,
                              ------------------    -------------------
                                2002      2001        2002       2001
                              -------    -------    -------     -------
CUSTOM PRODUCTS:
   Hot Rolled ..........      104,156     75,747       31.1%       27.2%
   Cold Rolled .........        5,537      5,193        1.7%        1.9
   Coated products .....       48,740     64,899       14.6%       23.3%
                              -------    -------    -------     -------
Total Custom Products ..      158,433    145,839       47.4%       52.4%

Total Commodity Products      175,934    132,713       52.6%       47.6%
                              -------    -------    -------     -------
Total Steel Products ...      334,367    278,552      100.0%      100.0%
                              =======    =======    =======     =======

     The following table sets forth the percentage of WCI's net tons shipped to various markets for the three months ended July 31, 2002 and July 31, 2001.


                                            Three Months Ended
                                                 July 31,
                                            ------------------
CUSTOMER CATEGORY                             2002     2001
------------------------------------------  ------------------
Conversion/further processing..............    55.9%    51.6%
Steel service centers......................    20.0%    16.5%
Construction...............................    12.0%    18.2%
Electrical equipment.......................     3.2%     4.4%
Direct automotive..........................     5.1%     4.8%
Other......................................     3.8%     4.5%
                                              -----    -----
         Total.............................   100.0%   100.0%
                                              =====    =====

     Gross margin (sales less cost of products sold) was $10.5 million for the three months ended July 31, 2002 compared to gross margin (loss) of ($2.8) million for the three months ended July 31, 2001. The increase in gross margin reflects the increased shipping volume and lower production costs resulting from a higher production volume and its effect on fixed operating costs per ton. Production volume for the three months ended July 31, 2002 was approximately 89% of operating capacity compared to approximately 82% for the three months ended July 31, 2001.

     Operating loss was ($0.5) million, or ($2) per ton, for the three months ended July 31, 2002 compared to operating loss of ($12.1) million, or ($44) per ton, for the three months ended July 31, 2001. The improvement in operating loss reflects the increased gross margin discussed above partially offset by a charge of $2.1 million in the

2002 period to establish a reserve for amounts due from a financially distressed customer.

     Interest, investment and other income (expense), net was $40,000 for the three months ended July 31, 2002 compared to $0.6 million for the three months ended July 31, 2001. This decrease was due primarily to a decrease in interest income resulting from lower cash balances for the three months ended July 31, 2002 compared to the three months ended July 31, 2001.

     As a result of the items discussed above, the Company had a loss before taxes of ($12.3) million for the three months ended July 31, 2002 compared to a loss before taxes of ($23.0) million for the three months ended July 31, 2001.

     Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

     Nine Months Ended July 31, 2002 Compared to
     Nine Months Ended July 31, 2001.

     Net sales for the nine months ended July 31, 2002 were $350.0 million on 934,920 tons shipped, representing a 13.9% increase in net sales and a 23.6% increase in tons shipped compared to the nine months ended July 31, 2001. Shipping volume for 2002 began to increase more substantially during the second fiscal quarter and has leveled off to more historical levels during the third fiscal quarter. This is a result of a variety of favorable factors that included a decrease in domestic supply due to the closing of facilities during the past several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel which became effective for imports entering the U.S. on or after March 20, 2002, and a conclusion to inventory reductions by customers and a slight improvement in overall economic activity. Net sales per ton shipped decreased 7.9% to $374 in the 2002 period compared to $406 for the 2001 period, with net selling prices down 1.9% coupled with a less favorable product mix. Shipments of custom carbon, alloy and electrical steels accounted for 47.2% of total shipments for the nine months ended July 31, 2002 compared to 53.7% for the nine months ended July 31, 2001.

     The table below shows WCI's product mix for the nine months ended July 31, 2002 and July 31, 2001.


                                  Net Tons Shipped          Percent of Total
                                --------------------      -------------------
                                 Nine Months Ended          Nine Months Ended
                                      July 31,                   July 31,
                                --------------------      -------------------
                                 2002          2001         2002        2001
                                -------      -------      -------     -------

CUSTOM PRODUCTS:
   Hot Rolled ............      283,697      229,557         30.4%       30.3%
   Cold Rolled ...........       18,196       13,567          1.9%        1.8%
   Coated products .......      139,450      163,392         14.9%       21.6%
                                -------      -------      -------     -------

Total Custom Products ....      441,343      406,516         47.2%       53.7%

Total Commodity Products .      493,577      350,190         52.8%       46.3%
                                -------      -------      -------     -------
Total Steel Products .....      934,920      756,706        100.0%      100.0%
                                =======      =======      =======     =======


The following table sets forth the percentage of WCI's net tons shipped to various markets for the nine months ended July 31, 2001 and July 31, 2000.


                                              Nine Months Ended
                                                  July 31,
                                             -------------------
CUSTOMER CATEGORY                              2002      2001
-----------------------------------------    -------------------
Conversion/further processing............        58.6%     50.3%
Steel service centers....................        17.1%     19.7%
Construction.............................        20.0%     15.4%
Electrical equipment.....................         3.1%      4.9%
Direct automotive........................         4.6%      5.0%
Other....................................         4.6%      4.7%
                                              --------  --------
Total....................................       100.0%   100.0%
                                              ========  ========


     Gross margin (sales less cost of products sold) was $3.2 million for the nine months ended July 31, 2002 compared to gross margin (loss) of ($8.2) million for the nine months ended July 31, 2001. The increase in gross margin reflects the lower per ton production costs resulting from significantly higher volume and its effect on fixed operating costs per ton and higher shipping volume partially offset by lower transaction prices and less favorable product mix discussed above. The 2002 period included favorable adjustments to inventory valuation reserves of $4.1 million. Excluding these favorable adjustments the gross margin (loss) was ($0.9) million for the 2002 period. Production volume during the nine months ended July 31, 2002 was approximately 85% of operating capacity compared to approximately 73% in the 2001 period.

     Operating income (loss) was ($24.2) million, or ($26) per ton, for the nine months ended July 31, 2002 compared to operating income (loss) of ($44.2) million, or ($58) per ton, for the nine months ended July 31, 2001.

The decrease in operating loss reflects lower depreciation expense and the decrease in gross margin (loss) discussed above and also included significant non-recurring items for both periods. The operating loss for the 2002 period included a $1.6 million gain realized from the resolution of contract issues relating to the sale of a third party owned coke plant adjacent to WCI's facility and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed customer. The operating loss for the 2001 period included a charge of $3.9 million associated with WCI's wholly-owned subsidiary, Youngstown Sinter Company, announced indefinite idling of its operating facility by July 15, 2001 and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company. Excluding the gain and adjustments to inventory valuation reserves for the 2002 period and the non-recurring charges in both the 2002 and 2001 periods, the operating loss was ($27.8) million, or ($30) per ton for the nine months ended July 31, 2002 compared to an operating loss of ($38.2) million, or ($51) per ton for the nine months ended July 31, 2001.

     Interest, investment and other income (expense), net was $0.5 million for the nine months ended July 31, 2002 compared to ($7.9) million for the nine months ended July 31, 2001. Declining cash balances during the 2002 period resulted in a decrease in interest income. In the 2001 period, the Company recorded a charge of $10.8 million to write down the carrying value of its investment in Acme Metals, Inc. 10.875% Senior Unsecured Notes.

     As a result of the items discussed above, the Company had a loss before taxes of ($58.8) million for the nine months ended July 31, 2002 compared to a loss before taxes of ($86.3) million for the nine months ended July 31, 2001.

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

     As of July 31, 2002, and the date hereof, Renco owns the principal amount of $69,470,000 and $70,470,000, respectively of Renco Steel's Senior Secured Notes. Renco continues to seek additional Senior Secured Notes to purchase. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes, however, Renco irrevocably waived its right to collect interest for the interest payment that was made on August 1, 2002 and Renco previously waived all interest it was entitled to collect from February 1, 2001. Renco's waiver of interest has resulted in capital contributions to the Company in the amounts of $5.4 million and $3.2 million in the nine months ended July 31, 2002 and 2001, respectively, and interest expense of the same amounts were also recorded in the Company's statement of operations for the same nine month periods. As of July 31, 2002, in the aggregate, Renco has waived a total of $10.2 million of interest.

     At July 31, 2002 Renco Steel had available cash of $68,000, net of cash appropriated for the August 1, 2002 interest payment on the Senior Secured Notes. Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent general corporate overhead. In the past, Renco Steel has met these requirements through distributions from WCI, from its cash and limited partnership investments, and from Renco support in the form of loans and waiver of its right to collect certain interest (from February 1, 2001 to July 31, 2002) on the Senior Secured Notes it owns. Due to significant losses incurred by WCI in 2001 and 2002 , WCI does not expect to pay dividends to Renco Steel in the foreseeable future. WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI). Pursuant to the indenture, dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996 (Dividend Basket). As of July 31, 2002, WCI had a negative Dividend Basket of $154.1 million, therefore, WCI will not be permitted to pay dividends to Renco Steel until its earnings exceed such amount. Other than allowable dividends, WCI's assets may not be utilized by Renco Steel. Renco Steel's ability to meet its debt service and working capital needs, given WCI's inability to provide dividends in the foreseeable future, will be completely dependent upon future support from Renco. Renco has provided advances amounting to $7.3 million to Renco Steel since July 2001 under the terms of three separate demand promissory notes ("Renco Loans") that each bear interest of 8.75%. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes, however, Renco has no obligation to do so.

     The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens. The ability of Renco Steel to comply with such covenants will be completely dependent upon future support from Renco. The limitation on the incurrence of additional indebtedness is $15.0 million from a related party and $15.0 million from other sources that may include related parties. Based upon the outstanding principal and accrued interest of the Renco Loans, approximately $22.5 million is permitted for future borrowing.

     At July 31, 2002 Renco Steel was in compliance with the terms of the indenture governing the Senior Secured Notes. The Senior Secured Notes have been classified as a current liability on the Company's consolidated balance sheet as of July 31, 2002 and October 31, 2001 due to Renco Steel's insufficient liquidity position.

     Renco Steel's ability to meet its debt service and working capital obligations is completely dependent upon support from Renco. Failure to receive such support will have a material adverse effect on Renco Steel's financial condition and liquidity position.

     Cash used by operating activities was $57.7 million for the nine months ended July 31, 2002 compared to $44.4 million for the 2001 period. The decreased operating cash flow in the 2002 period compared to the 2001 period resulted primarily from changes in working capital due to an increase in accounts receivable resulting from increased revenue and by an increase in pension funding partially offset by a reduction in net loss.

     Cash used by investing activities was $8.5 million in the nine months ended July 31, 2002 compared to $0.4 million in the 2001 period. Capital expenditures accounted for all of the investing activity in 2002 and were comparable to the $8.2 million spent in the 2001 period. Capital expenditures are expected to be approximately $10 million for all of fiscal 2002. At July 31, 2002, WCI had commitments for capital expenditures of approximately $1.5 million. WCI expects to complete a reline of its blast furnace within the next two years at an estimated cost of up to $30 million. In 2001, Renco Steel redeemed a portion of its investment in a limited partnership investment and received proceeds of $7.7 million.

     Cash provided by financing activities was $39.6 million in the nine months ended July 31, 2002 primarily due to borrowing by WCI under its $100 million revolving credit agreement (WCI Revolver) in the net amount of $34.3 million and to the capital contribution of $5.4 million resulting from Renco's waiver of its right to receive interest from the Senior Secured Notes it owns. WCI did not borrow under the WCI Revolver in 2001.

     Renco Steel paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the nine months ended July 31, 2002.

WCI

     WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI's primary sources of liquidity as of July 31, 2002 consisted of cash and cash equivalents of $2.8 million and available borrowing under the WCI Revolver.

     The WCI Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and is subject to eligibility requirements, as defined therein, and expires on December 29, 2003. On September 13, 2002 WCI and its lenders under the WCI Revolver agreed to amend the loan agreement as described below. As of July 31, 2002, assuming this amendment had been in place, WCI had borrowing availability of $51.8 million based on eligible inventories and receivables after deducting $34.3 million of borrowings outstanding and $14.9 million in letters of credit outstanding and before reflecting a $20 million minimum borrowing availability covenant.

     Cash from Operations

     Cash used by operating activities was $55.1 million for the nine months ended July 31, 2002 compared to $35.6 million for the nine months ended July 31, 2001. The decreased operating cash flow for the 2002 period compared to the 2001 period resulted primarily from changes in working capital due to an increase in accounts receivable resulting from increased revenue and by an increase in pension funding partially offset by a reduction in net loss.

     Capital Expenditures

     Capital expenditures were $8.5 million and $8.2 million for the nine months ended July 31, 2002 and July 31, 2001, respectively. Capital expenditures are expected to be approximately $10 million for all of fiscal 2002. At July 31, 2002, WCI had commitments for capital expenditures of approximately $1.5 million. WCI expects to complete a reline of its blast furnace within the next two years at an estimated cost of up to $30 million.

     Debt Covenants

     The WCI Revolver and the indenture governing the Senior Secured Notes of WCI contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. On January 25, 2002 WCI and its lenders under the WCI Revolver agreed to amend the loan agreement to require WCI to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through April 30, 2002, negative $255 million from May 1, 2002 through July 31, 2002, and negative $260 million on August 1, 2002 and thereafter. In addition, WCI was required to maintain minimum availability under the WCI Revolver of $25 million. On September 13, 2002 WCI and its lenders under the WCI Revolver further agreed to reduce the minimum borrowing availability requirement from $25 million to $20 million provided WCI is able to meet certain minimum cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) targets. A minimum cumulative EBITDA target has been established for each month from August 2002 to December 2003 and totals $73.0 million with monthly increments of not more than $5.5 million and not less than $4.0 million. In addition, while loans and letters of credit continue to be subject to a $100 million maximum, WCI can use up to $105 million of qualifying inventories and receivables based on established advance rates in determining availability with respect to the minimum availability covenant. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control.

     Dividends

     WCI paid no dividends and was not permitted to do so under the Senior Secured Notes of WCI indenture during the nine months ended July 31, 2002. WCI does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes of WCI indenture.

     Defined Benefit Pension Plan

     WCI has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. WCI expects to contribute approximately $29.6 million, $26.3 million and $21.1 million to the DBP during fiscal years 2002, 2003 and 2004, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. This funding reflects the results of the actuarial valuation completed as of November 1, 2001. Due primarily to the reduction in the offset from the frozen defined contribution plan resulting from adverse investment experience and from changes in the status of plan participants different from assumptions, WCI's projected benefit obligation increased from $98.7 million as reported in WCI's 10-K as of October 31, 2001 to $114.9 million. WCI contributed $24.6 million, $7.2 million, $4.2 million and $6.7 million to the DBP during the nine months ended July 31, 2002 and fiscal years ended October 31, 2001, 2000 and 1999, respectively.

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

     On March 5, 2002 President Bush issued his remedy regarding the Section 201 investigation which became effective for imports entering the U.S. on or after March 20, 2002. This remedy includes a tariff rate quota on carbon and alloy slabs of 30% in excess of 5.4 million tons per year adjusting over a three year period to 18% on imports in excess of 6.4 million tons and a 30% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a three year period to 18%. These remedies pertain to imports from all countries except Canada, Mexico, Jordan, Israel and certain developing countries. A significant number of exemption requests have been filed by various countries regarding the tariffs imposed and granted by the U.S. government with a significant number of exemption requests still pending.

     For the longer term, the shipping levels and realized selling prices of WCI products will continue to be influenced by the levels of imported steel, the strength of the manufacturing sector of the domestic economy and production capacity changes by domestic competitors. Domestic flat rolled steel production capacity has been reduced by the closing of seven producers during the past several years with total hot strip mill capacity of 16.7 million tons. This has contributed to the recent increases in product pricing and order intake. A portion of this capacity has been or is expected to be restarted at potentially significantly lower production costs during the next six months and as a result the impact of this closed capacity may be reversed in part.

     Based on WCI's current order intake rate and backlog, the Company expects shipping volume to be approximately 330,000 tons in the fourth quarter of 2002. WCI's order backlog was approximately 293,000 tons at July 31, 2002 compared to 158,000 at July 31, 2001 and 352,000 at April 30, 2002. We expect net sales per ton shipped to increase approximately 10% during the fourth quarter compared to the third quarter. WCI expects cost of products sold per ton shipped to increase approximately 2% in the fourth quarter compared to the third quarter due primarily to changes in product mix with capacity utilization remaining at approximately 90% or greater. During the fourth quarter of 2002, WCI expects its working capital needs to increase by approximately $15 million as a result of increasing iron ore pellet inventories prior to the end of the shipping season and due to increased accounts receivable resulting from increasing revenues. Assuming no change in the U.S. economy or level of steel imports, WCI expects shipping volume during the first fiscal quarter of 2003 to decline approximately 5% compared to the fourth quarter of 2002 with net sales and cost of goods sold per ton remaining flat. Based on these expectations, WCI believes that it has adequate availability of cash resources to maintain operations and meet its debt service requirements into 2003 and if current market conditions persist, WCI expects to generate significant free cash flow both from operations and working capital in the first half of 2003.

     Significant uncertainty remains regarding the direction of the U.S. economy and the short-term as well as long-term condition of the steel market. Improvements in order intake rates and pricing realized during fiscal 2002 could be reversed by a number of factors including increasing domestic supply through the restart of closed facilities, increases in steel imports due to rising domestic steel prices or the granting of exemptions to tariffs imposed as a result of the Section 201 investigation or the failure of an economic recovery to materialize or be sustained in the U.S. If the volume or net sales prices expected to be realized by WCI during the fourth quarter are not sustained in subsequent quarters due to these or other factors, WCI may not have adequate availability under its existing financing arrangements to sustain its operations and may require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing or what the terms of such additional financing might be. Failure to obtain such additional financing in these circumstances would likely have a material adverse effect on WCI's operations.

     In the past, Renco Steel's primary sources of liquidity were investments in limited partnerships (which were liquidated in 2001) and dividend payments from WCI. Renco Steel's sole source of liquidity currently is advances and contributions from its parent, Renco.

Dividends from WCI are currently prohibited under the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 due to WCI's significant cumulative losses, as defined. WCI is required to earn in excess of its cumulative losses before it is permitted to resume dividend payments to Renco Steel. At July 31, 2002, WCI's cumulative losses were $154.1 million. It is not anticipated that WCI will be able to generate earnings in excess of its cumulative losses in the foreseeable future and therefore, Renco Steel does not expect to receive any dividends from WCI. Support from Renco will be necessary for Renco Steel to meet its debt service, and to a much lesser extent, its administrative requirements. As of July 31, 2002, Renco has provided loans amounting to $7.3 million and has irrevocably waived its right to collect interest of $10.2 million in the aggregate from February 1, 2001 through July 31, 2002 on the Senior Secured Notes it owns. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes it owns, however, Renco has no obligation to do so.

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

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of certain long-lived assets. It requires companies to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is required to be adopted in fiscal years beginning after June 15, 2002. WCI has not yet determined the effect, if any, that adopting Statement 143 will have on future earnings and financial position.

     In August 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. WCI adopted the statement effective November 1, 2001. There was no financial implication related to the adoption of Statement No. 144, and the guidance will be applied on a prospective basis.

     In July 2002, FASB issued Statement of Financial Accounting Standards
(SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal
Activities.

The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and is not expected to have a significant impact on the Company's financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     WCI is exposed to commodity price risk with respect to natural gas and zinc. WCI uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. WCI's market risk has not changed materially from that reported in the Company's 10-K for the fiscal year ended October 31, 2001.

                           PART II - OTHER INFORMATION

                           RENCO STEEL HOLDINGS, INC.

ITEM 1. LEGAL PROCEEDINGS

     For information as to the environmental matters described in the Company's Form 10-K for the year ended October 31, 2001, see Part I, Note 5 to Item 1, Financial Satements.

     WILLIAMS / REBER V. WCI STEEL, INC.

     Reference is made to the description of this action instituted by two retired employees contained in the Company's annual report on Form 10-K, Part I,
Item 3 for the year ended October 31, 2001 and as described in Note 5 to the consolidated financial statements herein. The plaintiffs filed an appeal regarding the court's decision to dismiss, which was heard on April 23, 2002. On May 24, 2002 the appellate court affirmed the decision to dismiss this action. No appeal has been filed regarding the decision and the time frame for filing an appeal has expired.


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



                                      RENCO STEEL HOLDINGS, INC.
                                             (registrant)



Date:  September 16, 2002             /s/ IRA L. RENNERT
                                      ------------------------------
                                      Ira L. Rennert
                                      Chairman of the Board,
                                      President and Director
                                      (principal executive officer)


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