Form 10-K
period 2002-10-31
RENCO STEEL HOLDINGS INC
filed 2003-03-12
CIK 1057959

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2002.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 333-48245

RENCO STEEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

OHIO (State of incorporation)	34-1854775 (I.R.S. Employer Identification No.)
30 ROCKEFELLER PLAZA, 42nd FL, NEW YORK, NEW YORK (Address of principal executive offices)	10112 (Zip Code)
Registrant's telephone number, including area code: (330) 399-6884

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered
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

☐ Yes    ☒ No

Note: the Registrant files pursuant to an indenture but is not otherwise subject to Section 13 or 15(d) filing requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 12, 2003 was $0.

The number of shares of Common Stock (no par value, $.01 stated value) of the registrant outstanding as of March 12, 2003 was 100.

RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-K
INDEX

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

        WCI, a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988. WCI's primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities owned by subsidiaries located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 185 grades of flat rolled custom and commodity steel products. Total shipments were 1,281,140 tons in fiscal 2002 and 1,041,209 tons in fiscal 2001. Custom flat rolled products, which include high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel, constituted approximately 48.5% of net tons shipped during fiscal 2002 and 51.5% during fiscal 2001 (see "Overview" below for a discussion of custom products). Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers.

        WCI and the industry continue to face difficult and volatile market conditions. During 2000 and 2001 there was intense downward pressure on steel prices due to the surge of imports into the United States. This resulted in WCI incurring a net loss of $100.8 million in 2001. Order entry rates and steel prices increased significantly during 2002 as a result of significant capacity reductions caused by the closing of a number of steel producers and the effects of the implementation of the Section 201 tariffs. As a result of the increased shipping volume and prices, WCI returned to profitability during the fourth quarter of 2002. However, for the full year of 2002 WCI incurred a net loss of $37.6 million. In addition to incurring significant losses during the last two years, WCI had negative cash flows which have reduced the cash resources available to support its operations.

        Many of the steel companies shut down in the past two years have been restarted by other companies with cost structures significantly lower than WCI's. This low cost capacity returning to the market coupled with continued high levels of imports and a slowing manufacturing sector has resulted in reduced volume and pricing expectations for the first half of 2003. As a result, WCI expects to incur a net loss for 2003.

        WCI's liquidity depends on its operating performance and borrowing availability under its revolving credit facility. If market conditions fail to improve adequately, operating losses will continue and WCI will be unable to meet certain covenants associated with its revolving credit facility. Under these circumstances, if WCI is unable to obtain waivers of covenant violations or secure additional financing sources to fund expected operating losses, it would likely have a material adverse effect on WCI's operations.

        The profitability of the Company is largely dependent upon WCI's results. The Company incurred net losses of $55.2 million and $128.8 million in 2002 and 2001 respectively. Renco Steel's liquidity is solely dependent on funding from Renco and from Renco's irrevocable waiver of interest it is entitled to receive from its substantial ownership ($103,770,000 principal amount as of the date hereof) of Renco Steel's $120 million principal 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes). Failure to receive continued support from Renco will have a material adverse effect on Renco Steel's financial condition and liquidity position.

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

        WCI's commodity steel product sales consist principally of hot and cold rolled low carbon sheet steel, other high strength applications and light gauge galvanize products. Export sales were approximately 1.7% of net sales during the last three fiscal years.

        The table below shows WCI's product mix for the last three years.

	Net Tons Shipped Fiscal Year Ended October 31,			Percent of Total Fiscal Year Ended October 31,
	2002	2001	2000	2002	2001	2000
Custom Products:
Hot Rolled	407,090	302,389	394,213	31.8%	29.0%	31.1%
Cold Rolled	24,828	19,450	19,929	1.9%	1.9%	1.6%
Coated products	189,631	214,460	245,969	14.8%	20.6%	19.4%

Total Custom Products	621,549	536,299	660,111	48.5%	51.5%	52.1%
Total Commodity Products	659,591	504,910	605,784	51.5%	48.5%	47.9%

Total Steel Products	1,281,140	1,041,209	1,265,895	100.0%	100.0%	100.0%

        Custom Products

        High Carbon, Alloy, Ultra High Strength—WCI has developed markets for high carbon, alloy and ultra high strength steel products that are sold to strip converters, steel service centers, and automobile and automotive parts manufacturers. Products required by the strip converter customers are characterized by small order quantities, relatively narrow widths and specific metallurgical properties. WCI presently produces over 100 specialized chemistries for these markets.

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

        Silicon—Silicon electrical steel is sheet steel that exhibits certain electrical or magnetic properties. The magnetic properties of this product permit electric motors to run at high speeds for extended periods of time with greater efficiency while minimizing heat loss.

        The market for silicon electrical sheet steel can be divided into two main segments: grain oriented silicon sheet and non-grain oriented silicon sheet. The distinction between grain and non-grain oriented silicon sheet pertains to the electrical properties of the steel. WCI's silicon annealing line is designed for production of non-grain oriented silicon sheet and all of WCI's silicon shipments are in this segment. Presently, there is one domestic competitor in this segment and several foreign competitors. In addition, WCI's product also has experienced increasing competition from cold-rolled motor laminations produced by several other integrated steelmakers, which have been developed as a substitute product for silicon steel in certain applications. Due to the migration of certain motor manufacturing capability to Mexico and Asia, the market to which WCI can cost effectively supply its product is contracting.

        Heavy gauge galvanize—Galvanize steel is zinc-coated sheet steel produced on WCI's hot dipped galvanizing line. The market for galvanize sheet steel is divided into two broad categories: heavy and light gauge steel. Heavy gauge galvanize steel, which is generally hot rolled based, is used in the manufacture of electrical boxes, culvert coil, construction hardware, HVAC components and automotive stampings, as well as many other end uses.

        WCI's galvanize finishing line is well suited to produce heavy gauge hot rolled steel. WCI competes with several other integrated producers and minimills, as well as independent producers in the heavy gauge galvanize steel market.

        Commodity Products

        In fiscal 2002, WCI shipped 659,591 tons in the aggregate of sheet and strip products consisting of hot and cold rolled low carbon, other high strength and light gauge galvanize steel, which represented approximately 51.5% of WCI's net tons shipped. Hot rolled low carbon and high strength sheet is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled low carbon and light gauge galvanize sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers, minimills, and independent producers.

MARKETING

        WCI's marketing, sales and customer service functions are conducted through three wholly owned subsidiaries, WCI Steel Sales LP (WCI Sales), WCI Steel Metallurgical Services Inc. (WCI Metallurgical Services) and WCI Steel Production Control Services Inc. (WCI Production Services).

        WCI Sales is responsible for developing and implementing a sales and marketing strategy aimed at increasing the sales of custom steel products and building the strategic customer base. WCI Sales employs a direct sales force covering approximately 230 active accounts and other potential steel accounts within WCI's geographic market. Over 50% of WCI Sales' shipments are to customers within 200 miles of the Warren facility, and as a result of this concentration of active and potential customers in its service area, WCI Sales believes that it has a competitive advantage over competitors located farther away.

        Sales outside WCI's geographic market are made through independent sales representatives on a commission basis. Although transportation costs can be prohibitive at extreme distances from the Warren facility, select custom products are competitively priced outside WCI Sales normal target markets. WCI Sales believes that independent sales representatives provide the most cost-effective method to access these customers. Approximately 4.8% of WCI Sales' volume in fiscal 2002 was sold through the independent sales representatives.

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

        WCI Production Services provides order entry and order status services to assist WCI Sales in meeting customer needs. It also provides customer service and utilizes a fully automated computerized sales network that furnishes the sales force and customers with product specifications and timely order status information.

CUSTOMERS

        WCI's customer base is dominated by steel converters and steel service centers, which in fiscal 2002 represented 76.7% of shipments. The remaining shipments were directly to end-users.

        The following table sets forth the percentage of WCI's net tons shipped to various markets for the past three fiscal years.

	Fiscal Year Ended October 31,
Customer Category
	2002	2001	2000
Conversion/further processing	59.1%	51.8%	49.2%
Steel service centers	17.6%	18.7	24.8
Construction	11.3%	15.1	12.0
Electrical equipment	3.3%	4.5	5.0
Direct automotive	4.4%	5.1	4.9
Other	4.3%	4.8	4.1

Total	100.0%	100.0%	100.0%

        In fiscal years 2002, 2001 and 2000, WCI's twenty largest customers represented approximately 63%, 62% and 62%, respectively, of net sales. The Company's largest customer, Worthington Industries, represented approximately 11.7%, 9.8% and 10.1% of net sales in fiscal 2002, 2001 and 2000, respectively.

BACKLOG

        On October 31, 2002, WCI's order backlog was approximately 195,000 net tons with an approximate value of $89 million compared to approximately 135,000 net tons with an approximate value of $52 million at October 31, 2001, based in each case on the then current prices. Under the applicable orders, WCI shipped substantially all of the orders in the October 31, 2002 backlog by January 31, 2003. Although customers may cancel orders included in the backlog, such cancellations have been negligible in the past.

COMPETITION

        The domestic steel market is highly competitive. Competition in the domestic steel market is intensified by excess world capacity which results in significant steel imports to the United States. This competition affects the prices WCI can charge for its products and the utilization of its production facilities.

        In the United States WCI competes with many other integrated producers and minimills in most of its custom products. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material in an electric furnace production process. Compared to most integrated producers, minimills, which rely on less capital-intensive hot metal sources, have certain production cost advantages. Because minimills typically are not unionized, they have more flexible work rules, which have resulted in lower employment costs per net ton shipped. Through the use of various higher quality raw materials and the development of thin slab casting technology, electric furnace producers are able to compete directly with producers of higher value products, including high carbon, alloy and coated products. The penetration of the minimills into the high carbon and alloy product markets has resulted from the distortion of steel supply created by a significant level of imports in flat rolled steel products into the United States. This penetration has influenced the pricing structure of these products and has reduced the premium WCI is able to receive on these products compared to commodity products. In addition, certain integrated producers, which had ceased operations, have been restarted. These restarted integrated facilities have a number of competitive advantages over other integrated operations, including lower manning, more flexible work arrangements, lower benefit costs, and lower debt obligations. With several other integrated producers operating under bankruptcy court protection, changes to the competitive steel environment are expected to continue.

        During the last several years steel imports into the U.S. have adversely affected shipping volume and have contributed significantly to pricing volatility. During this period, WCI and the steel industry have filed various trade cases against hot-rolled and cold-rolled carbon steel flat products from various countries in response to this increase in imports. While various duties have been imposed on these products from certain countries, to date these duties have been ineffective in reducing overall steel imports to the U.S.

        In response to the surging imports, in June 2001 the U.S. Trade Representative, at the direction of President Bush, requested an investigation by the International Trade Commission under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the U.S. in such quantities as to be a substantial cause of serious injury to the U.S. steel industry.

        This investigation culminated on March 5, 2002 when President Bush issued his remedy regarding the Section 201 investigation which became effective for imports entering the U.S. on or after March 20, 2002. This remedy includes a tariff rate quota on carbon and alloy slabs of 30% in excess of 5.4 million tons per year adjusting over a three year period to 18% on imports in excess of 6.4 million tons and a 30% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a three year period to 18%. These remedies pertain to imports from all countries except Canada, Mexico, Jordan, Israel and certain developing countries. Since the March 2002 Section 201 remedy was imposed, the U.S. government has limited its effectiveness by excluding millions of tons of steel products originally covered by those tariffs. More than 700 exclusion requests to the 201 tariffs have been granted, affecting approximately 30% of the steel initially covered under the Section 201 remedy. These tariffs will be reviewed in September 2003 and may be adjusted at that time.

        The relative strength of the U.S. dollar and economy versus the strength of foreign currencies and economies can significantly affect the import/export trade balance for flat rolled steel. In addition to competition from domestic and foreign steel producers, materials such as aluminum, cement, composites, glass and plastics compete as substitutes for steel in many markets.

MANUFACTURING PROCESS

        In WCI's primary steelmaking process, iron ore pellets, coke, limestone, and other raw materials are consumed in the blast furnace to produce "hot metal." Hot metal is further converted into liquid steel through the basic oxygen furnace (BOF) process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch basis. WCI's BOF has two vessels, each with a steelmaking capacity of 182 tons per heat. From the BOF, the heats of steel are sent to the ladle metallurgy facility (LMF), where the temperature and chemistry of the steel are adjusted to precise tolerances. In addition, the steel may be vacuum degassed to further improve its cleanliness. Liquid steel from the LMF then is formed into slabs through the process of continuous casting. The twin-strand continuous slab caster (Continuous Caster) allows WCI to cast all of its steel products. After continuous casting, slabs then are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at WCI's downstream operations. Finished products are usually shipped to customers in the form of coils. WCI has linked its steelmaking and rolling equipment with a computer based integrated manufacturing control system to coordinate production and sales activities.

RAW MATERIALS

        WCI's steelmaking operations are dependent on reliable supplies of various raw materials, principally iron ore pellets, coke, scrap and energy. WCI believes that it has adequate sources of its principal raw materials to meet its present needs.

        Iron Ore Pellets

        WCI has a contract with a major supplier of iron ore pellets for its requirements through calendar 2004. Iron ore pellets satisfied approximately 97.7% of WCI's iron requirements for the blast furnace in fiscal 2002. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements through 2004 from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.

        Coke

        Coke is the principal fuel used to produce hot metal and is an essential ingredient in steelmaking. WCI has a contract with an integrated steel producer for a majority of its estimated coke requirements through calendar 2004. WCI's coke requirements are approximately 670,000 tons per year. The domestic supply of coke has decreased significantly over the last decade and may decrease further in the future due to the requirements of the Clean Air Act and the financial condition of certain producers. As WCI does not own a coke battery, it is dependent upon commercially available domestic or imported coke to sustain its operations. Although WCI believes that there will be adequate supplies of domestic or imported coke available for its purposes after the expiration of its contracts in 2004, there can be no assurance to such effect.

        Scrap

        WCI uses scrap steel to supplement the hot metal produced at the blast furnace for the steel making process. Scrap steel accounted for approximately 26.0% of WCI's liquid steel production in fiscal 2002. Scrap steel is readily available and is purchased on an as-needed basis.

        Energy and Gases

        WCI's steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends through March 2005 from a local utility. WCI can generate approximately 20% of its electrical needs. Natural gas is also purchased pursuant to supply contracts, certain of which extend through March 2003. Oxygen is delivered, under a contract that extends through April 2017, from a supplier-owned facility located at the Warren facility.

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

        WCI is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). Work required under the consent decree was completed during January 2003 with the exception of final reporting. The consent decree also provides for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

        As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, WCI is required to undertake a corrective action program with respect to on-site waste management practices at the Warren facility. The work plan for the initial phase of the investigation step of the corrective action program, the RCRA Facility Investigation (RFI), identifies thirteen solid waste management units to be investigated. WCI has completed and submitted its RFI Phase 1 report to the EPA. WCI has also completed human health and ecological risk assessments, the results of which will be used to identify whether any further investigative steps are required to complete the RFI. WCI submitted its risk assessment reports to the EPA, and is awaiting a response. Any additional investigative steps, such as sampling, would then be undertaken in 2003 and 2004 as phase two of the RFI. The final scope of corrective action required to address any contamination that may be present at or emanating from the solid waste management units at the Warren facility, including the potential for remediation, is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

        WCI completed construction of the first phase of a new landfill during 2002 which is currently operational at its Warren facility, which receives waste materials from the iron and steel-making operations. WCI has a plan which has been approved by the EPA for closure of the former landfill through recycling by providing approximately one-third of its contents to established markets for construction materials and disposing of any non-salable or non-recyclable material in the new lined landfill. WCI is not permitted to put any new material on the former landfill. WCI is permitted to cease the recycling process and close the landfill under an EPA approved plan at WCI's discretion.

        The EPA issued a unilateral administrative order (Order) to WCI pursuant to Section 7003 of RCRA, effective on September 24, 2002. The order asserts that WCI's handling of solid waste in various impoundment areas presents an imminent and substantial endangerment to health or the environment by virtue of potential harm to wildlife, including migratory birds, that may land on or enter the areas. The Order required WCI, among other things, to (i) take immediate measures to deter and discourage wildlife from landing on or entering the areas, (ii) remove all oily wastes from the impoundments, and (iii) remove all remaining oily sludge from the banks and bottoms of the impoundments. RCRA provides for civil penalties of up to $5,500 per day for noncompliance with the Order. In written comments, WCI raised several concerns and objected to both the issuance of the Order and its scope, including portions of the Order calling for removal of all oily material from the impoundments. WCI also submitted a draft work plan to EPA setting forth a number of activities that WCI considers reasonably necessary to abate any alleged endangerment, and began implementing the draft work plan in the fall of 2002. In January 2003, EPA approved portions of the draft work plan and disapproved other portions. EPA also issued an Amended Order, dated January 21, 2003. The Amended Order requires WCI to continue implementing its immediate deterrent measures. For impoundments that are a required part of WCI's ongoing operations, the Amended Order requires WCI to either install a netting system over the impoundments or remove all oily material. For the inactive areas, the Amended Order requires that all oily material be removed. WCI is currently evaluating the feasibility of EPA's demands, including timing, and available options for responding to the Amended Order.

        In addition, WCI received correspondence dated December 27, 2002 from the U.S. Attorney's office on behalf of the United States Fish & Wildlife Service alleging that WCI has violated Section 703(a) of the Migratory Bird Treaty Act (a misdemeanor). WCI and its legal counsel met with the Assistant U.S. Attorney in February 2003 to discuss possible resolutions for this matter, and those discussions are ongoing. WCI believes that it will resolve this matter in a manner that will not have a material adverse effect on WCI's financial position or results of operations.

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

EMPLOYEES

        As of October 31, 2002, WCI had 437 salaried employees and 1,363 hourly employees. Most of the employees are located at the Warren facility with most of the hourly employees being represented by the United Steelworkers of America (USWA) with which WCI has a five-year collective bargaining agreement that expires October 31, 2004.

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

        WCI has a defined benefit floor offset pension plan, which covers substantially all hourly employees at the Warren facility. The plan, when combined with benefits from WCI's defined contribution plan which was frozen effective September 1, 1999 and benefits from a predecessor company's defined benefit pension plan, provide a minimum level of pension benefits for eligible employees. Benefits are based on age and years of service, but not compensation. Under this plan, employees who retired on or before August 31, 1999 receive a monthly benefit equal to $35 (Benefit Multiplier) times the number of years of service with WCI or its predecessors. Effective September 1, 2000 for retirements on or after September 1, 1999, the Benefit Multiplier increased from $35 to $52.50 for years of service up to 30 and $70 for years of service in excess of 30. On September 1, 2002 for retirements on or after September 1, 1999, the Benefit Multiplier further increased to $56.25 for years of service up to 30 and $75 for years of service in excess of 30. If the employee has at least 30 years of service at retirement, the monthly benefit is subject to certain minimums based on age at retirement. No named executive officer is eligible to participate in this plan.

        Postretirement Benefit Plans

        WCI provides postretirement health care and life insurance benefits to substantially all employees who retire upon meeting certain age and length of service eligibility requirements. WCI has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of WCI and one of its subsidiaries to secure WCI's obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, WCI was permitted to pay current claims up to $8.8 million from the trust. That limit was reached during the three months ended July 31, 2001 thereafter requiring WCI to pay claims from corporate assets. Claims paid by WCI or trust totaled $7.1 million, $5.4 million and $4.4 million during fiscal years 2002, 2001, and 2000, respectively.

ITEM 2. PROPERTIES

        WCI's Warren, Ohio facility, situated on approximately 1,100 acres, includes a blast furnace, a two vessel BOF shop, an LMF and a vacuum degasser, a twin-strand Continuous Caster, a 56-inch hot strip mill, 54-inch tandem and temper mills, annealing facilities, a silicon continuous annealing line, hot-dip galvanizing line and other finishing facilities. The blast furnace was last relined during 1995 as part of its planned maintenance, a procedure which is performed on a routine basis every six to ten years.

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

        Niles Properties, Inc., a subsidiary of WCI, located approximately five miles from the Warren facility, has approximately 525,000 square feet of building space with one long-term tenant occupying approximately 5% of the facility.

        WCI believes that its facilities are well maintained and they are considered satisfactory for their purposes.

        See Part II, Item 8, Note 5 to the Company's Consolidated Financial Statements for a description of liens related to the Company's property, plant and equipment.

ITEM 3. LEGAL PROCEEDINGS

        See Item 1, Environmental Matters, for information as to legal proceedings relating to environmental matters. The Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended October 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Renco Steel is a direct wholly-owned subsidiary of Renco. There is no established public trading market for Renco Steel's common stock. Since its inception in January, 1998, Renco Steel has had one shareholder. Renco Steel owns all of the stock of WCI. There is no established public trading market for WCI's common stock. Renco Steel did not pay dividends in fiscal year 2002 or 2001. Renco Steel was not permitted to pay dividends at October 31, 2002 under the terms of the indenture governing the Senior Secured Notes. The Senior Secured Notes are secured by a pledge of all the outstanding capital stock of WCI. See Part II, Item 8, Note 5 to the Consolidated Financial Statements for limitations on dividends.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended October 31,
	2002(1)	2001(2)	2000(3)	1999(4)	1998
	(Dollars and tons in thousands, except per ton amounts)
Statement of Operations Data:
Net Sales	$502,047	$413,108	$560,689	$531,669	$665,741
Cost of products sold	473,463	430,704	487,190	467,905	560,686

Gross margin	28,584	(17,596)	73,499	63,764	105,055
Depreciation and amortization	22,052	24,475	26,859	26,939	28,844
Selling, general and administrative expenses	15,051	16,953	15,887	14,836	17,358
Unusual charges	—	5,631	—	—	—

Operating (loss) income	(8,519)	(64,655)	30,753	21,989	58,853
Interest expense	47,236	45,659	45,595	45,674	42,236
Interest, investment and other income (expense)	545	(18,525)	10,359	11,167	2,778

(Loss) income before income taxes	(55,210)	(128,839)	(4,483)	(12,518)	19,395
Income taxes	—	—	—	(21,210)	7,755

Net (loss) income	$(55,210)	$(128,839)	$(4,483)	$8,692	$11,640

Other Operating Data:
Net tons shipped	1,281	1,041	1,266	1,212	1,412
Percent custom products	48.5%	51.5%	52.1%	56.6%	52.7%
Average selling price per net ton shipped	$392	$397	$443	$439	$471
Average cost per net ton shipped	370	414	385	386	397
Average gross margin per net ton shipped	22	(17)	58	52	74
Average operating (loss) income per net ton shipped	(7)	(62)	24	18	42
Balance Sheet Data:
Cash and cash equivalents	$53	$25	$1,129	$3,830	$4,957
Restricted cash, cash equivalents and short-term investments	2,751	32,244	89,478	76,174	62,195
Other investments	—	—	7,514	10,238	15,774
Working capital (excluding cash, cash equivalents and short-term investments)	(87,593)	(103,916)	44,231	36,488	43,423
Property, plant and equipment, net	222,184	233,267	245,454	254,416	266,625
Total assets	426,874	445,904	541,170	551,753	542,800
Total debt (including current portion)	456,157	421,445	421,116	421,176	421,230
Shareholder's (deficit) equity	(341,086)	(265,551)	(141,550)	(133,817)	(142,788)

(1)
Fiscal 2002 statement of operations reflects a gain of $1.6 million realized from the resolution of contract issues relating to the sale of a third party owned coke plant, and a gain on the adjustment of inventory valuation reserves of $4.6 million.

(2)
Fiscal 2001 statement of operations reflects a charge of $10.8 million to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes and a charge of $10.8 million for the loss on the impairment of costs in excess of acquired net assets. Unusual charges of $3.9 million and $1.7 million were recorded to reflect plant idling costs associated with the indefinite idling of YSC and to expense certain acquisition costs related to the Acme Steel acquisition efforts, respectively. In addition, the Company recorded an inventory valuation charge of $1.2 million.

(3)
Fiscal 2000 statement of operations reflects a gain of $2.8 million resulting from an agreement with the USWA permitting WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits, and a charge of $3.6 million resulting from the LIFO inventory valuation method.

(4)
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

        Management's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amount of revenues and expenses during the year. Management regularly evaluates these estimates, including those related to the carrying value of property, plant and equipment, valuation allowances for receivables and inventories, liabilities for environmental obligations, potential litigation claims and settlements, and assets and obligations related to employee benefits. Management's estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results may differ materially from current expectations under different assumptions or conditions.

        Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the financial statements.

Depreciation—Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment 2 to 30 years with a weighted average of 17 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

Asset Impairments—The Company evaluates the impairment of its property, plant and equipment on an individual asset basis or by logical groupings of assets. Asset impairments are recognized when the carrying value of those productive assets exceed their aggregate projected undiscounted cash flows. If future demand and market conditions are less favorable than those projected by management, asset write-downs may be required.

Allowances for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories—The Company determines the cost of inventories under the last-in, first-out (LIFO) method. The Company writes down inventories for the difference between the carrying value of the inventories and the estimated market value on a product by product basis. If actual market conditions become less favorable than those projected by management, additional write-downs may be required.

Environmental Remediation—The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is different than previously estimated,a change to the accrual would be recorded in the period in which such determination was made.

Accruals for Potential Litigation Claims and Settlements—The Company records accruals for potential litigation claims and settlements when legal counsel advises that an obligation is probable and reasonably estimable. Changes in findings and negotiations as the cases progress cause changes in the recorded accruals.

Pensions and Other Postretirement Benefits (OPEB)—Net pension and OPEB expense are recorded for benefits based on, among other things, assumptions of the discount rate, estimated return on plan assets, the mortality of participants and the current level and escalation of health care costs in the future. Changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of the Company's benefit plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year.

RESULTS OF OPERATIONS

        Fiscal 2002 Compared to Fiscal 2001

        Net sales in 2002 were $502.0 million on 1,281,140 tons shipped, representing a 21.5% increase in net sales and a 23.0% increase in tons shipped compared to 2001. Shipping volume for 2002 began to increase substantially during the second fiscal quarter and stabilized to more historical levels during the second half of the fiscal year. In addition, selling prices increased dramatically throughout 2002. This is a result of a variety of favorable factors that included a decrease in domestic supply due to the closing of facilities during the past several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel which became effective for imports entering the U.S. on or after March 20, 2002, and a conclusion to inventory reductions by customers and a slight improvement in overall economic activity. Net sales per ton shipped decreased 1.3% to $392 in the 2002 period compared to $397 for the 2001 period, with net selling prices increasing 3.5% offset with a less favorable product mix. Shipments of custom carbon, alloy and electrical steels accounted for 48.5% of total shipments in 2002 compared to 51.5% in 2001. Net sales per ton shipped for the fourth quarter of 2002 were $439 compared to $397 for the third quarter of 2002 and $371 for the fourth quarter of 2001.

        Gross margin (sales less cost of products sold) was $28.6 million in 2002 compared to gross margin (loss) of ($17.6) million in 2001. The increase in gross margin reflects lower per ton production costs resulting from significantly higher volume and its effect on fixed operating costs per ton and higher shipping volume coupled with higher transaction prices, partially offset by a less favorable product mix as discussed above. The 2002 period included favorable adjustments to inventory valuation reserves of $4.6 million. The 2001 period included unfavorable adjustments to inventory valuation reserves of $1.2 million. Excluding these adjustments the gross margin was $24.0 million in 2002 compared to a gross margin (loss) of ($16.4) million for 2001. Production volume in 2002 was approximately 87% of operating capacity compared to approximately 74% in 2001.

        Operating income (loss) was ($8.5) million, or ($7) per ton, in 2002 compared to operating income (loss) of ($64.7) million, or ($62) per ton, in 2001. The decrease in operating loss reflects lower depreciation expense and the increase in gross margin discussed above and also included significant non-recurring items for both periods. The operating loss for the 2002 period included a $1.6 million gain realized from the resolution of contract issues relating to the sale of a third party owned coke plant adjacent to WCI's facility and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed customer. The operating loss for the 2001 period included a charge of $3.9 million associated with YSC's indefinite idling of its operating facility on July 15, 2001, a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company and a charge of $1.7 million to write-off costs incurred in an unsuccessful attempt to acquire another steel maker. Excluding the gain and adjustments to inventory valuation reserves and the non-recurring charges for the 2002 period, the operating loss was ($12.7) million or ($10) per ton for fiscal year 2002. Excluding the charges and adjustments to inventory valuation reserves in the 2001 period, the operating loss was ($55.8) million or ($54) per ton for fiscal year 2001.

        Interest and other income (expense), net was $0.5 million in 2002 compared to ($18.5) million in 2001. Declining cash balances during the 2002 period and the total liquidation of limited partnership investments in the third quarter of 2001 resulted in a decrease in interest and investment income of $2.9 million. In the 2001 period, the Company recorded a charge of $10.8 million to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned predominantly by WCI and to a much lesser extent by Renco Steel. A charge of $10.8 million was also recorded in 2001 for the loss on the impairment of costs in excess of acquired net assets.

        As a result of the items discussed above, the Company had a loss before taxes of $55.2 million in 2002 compared to a loss before taxes of $128.8 million in 2001. In 2002, the Company recorded a charge to other comprehensive income for an adjustment to WCI's minimum pension liability of $27.8 million. As a result, total comprehensive loss for the years ended October 31, 2002 and 2001 were $83.0 million and $128.8 million respectively.

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

        Operating income (loss) was ($64.7) million, or ($62) per ton, in 2001 compared to operating income of $30.8 million, or $24 per ton, in 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above along with a charge of $3.9 million associated with YSC's indefinite idling of its operating facility on July 15, 2001 (See "Note 15: Unusual Charges"), a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company and a charge of $1.7 million to write-off costs incurred in an unsuccessful attempt to acquire another steel maker, Acme Metals, Inc. (See "Note 15: Unusual Charges"). Excluding these charges, the operating loss was ($57.0) million, or ($55) per ton for fiscal year 2001.

        Interest, investment and other income (expense), net, was ($18.5) million in 2001 compared to $10.4 million in 2000. In the 2001 period the Company recorded a charge of $10.8 million to write down the carrying value of Acme Metals, Inc. 10.875% Senior Unsecured Notes owned predominantly by WCI and to a much lesser extent by Renco Steel (See "Note 15: Unusual Charges"). A charge of $10.8 million was also recorded for the loss on the impairment of costs in excess of acquired net assets (See "Note 15: Unusual Charges"). In the 2000 period, WCI recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers, which permitted WCI to pay certain medical benefits from assets in a trust previously restricted for other benefits. Interest income was $2.8 million in 2001 compared to interest income of $4.8 million for 2000. The decrease in interest income was due primarily to lower cash balances and lower interest rates in the 2001 period compared to the 2000 period. Earnings from Renco Steel's investments, other than WCI was $0.2 million in 2001 compared to $2.0 million in 2000 due to significantly lower investment balances in 2001 compared to 2000. In the third quarter of 2001 Renco Steel completely liquidated its investments in limited partnership funds.

        As a result of the items discussed above, the Company had a loss before taxes of $128.8 million in 2001 compared to a loss before taxes of $4.5 million in 2000.

        Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Renco Steel

        In February 1998, Renco Steel issued $120.0 million principal amount of 10 7/8% Senior Secured Notes which are secured by the stock of WCI. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1, and August 1 of each year.

        As of October 31, 2002 and the date hereof, Renco respectively owns $77,770,000 and $103,770,000 face value of Renco Steel's Senior Secured Notes. Renco continues to seek additional Senior Secured Notes to purchase. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes. From February 1, 2001 to the February 1, 2003 interest payment date, Renco has irrevocably waived its right to collect interest on the Senior Secured Notes it owns. As a result of Renco's waiver, Renco Steel recorded capital contributions of $7.5 million and $4.8 million, in the years ended October 31, 2002 and 2001, respectively. Such amounts were also recorded as interest expense in the Company's statement of operations for the years ended October 31, 2002 and 2001.

        Renco Steel's liquidity requirements result from its debt service obligations related to the Senior Secured Notes, as well as to a nominal extent general corporate overhead. In the most recent past, Renco Steel has met these requirements solely from support by Renco, in the form of loans and the waiver of interest as discussed above. Renco has provided loans amounting to $7.7 million at October 31, 2002 representing principal of $7.3 million and $0.4 million of accrued interest.

        In past years, Renco Steel received cash distributions from WCI and earned investment income from investments in limited partnership funds. The investments were liquidated in the third quarter of

2001 and Renco Steel does not expect to receive distributions from WCI in the foreseeable future due to significant losses sustained by WCI in the past two years. WCI's ability to pay dividends to Renco Steel is restricted by the terms of the indenture governing WCI's 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI). Pursuant to the indenture, dividends are generally limited to 50% of WCI's cumulative earnings since October 31, 1996 (Dividend Basket). As of October 31, 2002, WCI had a negative Dividend Basket of $146.2 million, therefore, WCI will not be permitted to pay dividends to Renco Steel until its earnings exceed such amount. Other than allowable dividends, WCI's assets may not be utilized by Renco Steel. Renco Steel's ability to meet its debt service and working capital needs, given WCI's inability to provide dividends in the foreseeable future, will be completely dependent upon future support from Renco. Renco may make future advances or contributions to Renco Steel and may waive its right to future interest payments on the Senior Secured Notes. Renco has no obligation to do so.

        The indenture governing the Senior Secured Notes contains numerous covenants and prohibitions that limit the financial activities of Renco Steel, including, among others, limitations on the incurrence of additional indebtedness and additional liens. The ability of Renco Steel to comply with such covenants will be completely dependent upon future support from Renco. The limitation on the incurrence of additional indebtedness is $15.0 million from a related party and $15 million from other sources that may include related parties. Based upon existing loans from Renco at October 31, 2002, approximately $22.3 million is permitted for future borrowing.

        At October 31, 2002 Renco Steel was in compliance with the terms of the indenture governing the Senior Secured Notes. The Senior Secured Notes have been classified as a current liability on the Company's consolidated balance sheets as of October 31, 2002 and 2001 due to Renco Steel's insufficient liquidity position.

        As discussed above, Renco Steel's ability to meet its debt service and working capital obligations is completely dependent upon support from Renco. Failure to receive such support will have a material adverse effect on Renco Steel's financial condition and liquidity position. In addition to Renco Steel's liquidity issues, the Company is also experiencing liquidity issues at WCI as described below. If WCI is unable to improve its financial position, it is likely to have a material adverse effect on Renco Steel's financial condition.

        Dividends

        During 2002, Renco Steel did not pay a dividend. At October 31, 2002, Renco Steel was not permitted to pay dividends under the terms of the Senior Secured Notes indenture.

        Cash from Operations

        Cash (used) provided by the Company's operating activities was ($60.6) million for 2002 compared to ($57.7) million and $24.8 million for 2001 and 2000, respectively. The decrease in operating cash flow in 2002 compared to 2001 resulted primarily from changes in working capital due to an increase in accounts receivable and inventory resulting from increased revenue and shipping volume and by an increase in pension funding partially offset by a significant reduction in net loss.

WCI

        WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI's primary sources of liquidity as of October 31, 2002 consisted of cash and cash equivalents of $2.8 million and available borrowing under its revolving credit agreement (WCI Revolver).

        The WCI Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and is subject to eligibility requirements, as defined therein. As of October 31, 2002, WCI had net borrowings outstanding of $32.1 million.

        On March 6, 2003 WCI and its lenders agreed to an amendment to the WCI Revolver. The amendment extended the maturity date of the WCI Revolver to June 30, 2004, eliminated the working capital covenant, redefined net worth to exclude accumulated other comprehensive income or loss and added an earnings before interest, taxes, depreciation and amortization (EBITDA) covenant. Additionally, the amended minimum availability covenant is zero unless WCI is unable to meet an EBITDA test in which case the minimum availability is $5 million, reduced from $25 million prior to the amendment.

        Simultaneous with the execution of the amendment to the WCI Revolver, Renco agreed to participate in WCI's Revolver by funding $15 million with such participation being subordinated in right of payment to that of the other lenders.

        After reflecting the March 6, 2003 amendment, as of October 31, 2002, WCI would have had net borrowing availability of $53.0 million based on eligible inventory and receivables after deducting $32.1 million of borrowings outstanding and $14.9 million in letters of credit outstanding. As of January 31, 2003, assuming the WCI Revolver amendment effective March 6, 2003 had been in effect, WCI would have had net borrowing availability of $36.1 million based on eligible inventories and receivables after deducting $41.8 million of borrowings outstanding, and $14.9 million in letters of credit outstanding.

        WCI and the industry continue to face difficult and volatile market conditions. During 2000 and 2001 there was intense downward pressure on steel prices due to the surge of imports into the United States. This resulted in WCI incurring a net loss of $100.8 million in 2001. Order entry rates and steel prices increased significantly during 2002 as a result of significant capacity reductions caused by the closing of a number of steel producers and the effects of the implementation of the Section 201 tariffs. As a result of the increased shipping volume and prices, WCI returned to profitability during the fourth quarter of 2002. However, for the full year of 2002 WCI incurred a net loss of $37.6 million. In addition to incurring significant losses during the last two years, WCI had negative cash flows which have reduced the cash resources available to support its operations.

        Many of the steel companies shut down in the past two years have been restarted by other companies with cost structures significantly lower than WCI's. This low cost capacity returning to the market coupled with continued high levels of imports and a slowing manufacturing sector has resulted in reduced volume and pricing expectations for the first half of 2003. As a result, WCI expects to incur a net loss for 2003.

        WCI's liquidity depends on its operating performance and borrowing availability under the WCI Revolver. If market conditions fail to improve adequately, operating losses will continue and WCI will be unable to meet certain covenants associated with the WCI Revolver. Under these circumstances, if WCI is unable to obtain waivers of covenant violations or secure additional financing sources to fund expected operating losses, it would likely have a material adverse effect on WCI's operations.

        The WCI Revolver and the indenture governing the Senior Secured Notes of WCI contain numerous covenants and prohibitions that limit the financial activities of WCI, including requirements that WCI satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. WCI is required to maintain a minimum net worth, excluding accumulated other comprehensive income or loss, of not less than negative $260 million. A minimum cumulative EBITDA covenant has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA covenant was $8.0 million for the three months ended January 31, 2003, $12.5 million for the six months ended April 30, 2003, $19.1 million for the nine months ended July 31, 2003 and $26.9 million for the twelve months ended October 31, 2003. After October 2003 the minimum EBITDA covenant is $26.9 million over the previous twelve month period. In addition, if WCI is unable to meet certain minimum cumulative EBITDA targets, then WCI is required to maintain minimum borrowing availability of $5 million. A minimum cumulative EBITDA target has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA related to the minimum availability covenant is $8.7 million as of January 31, 2003, $13.4 million as of April 30, 2003, $20.3 million as of July 31, 2003 and $28.6 million as of October 31, 2003 and thereafter. The ability of WCI to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of WCI, which will be subject to financial, economic, political, competitive and other factors affecting WCI, many of which are beyond its control.

        Cash from Operations

        Cash provided (used) by operating activities was ($53.1) million for 2002 compared to ($44.1) million and $38.1 million for 2001 and 2000, respectively. The decreased operating cash flow in 2002 compared to 2001 resulted primarily from changes in working capital due to an increase in accounts receivable and inventory resulting from increased revenue and shipping volume and by an increase in pension funding partially offset by a significant reduction in net loss.

        As of October 31, 2002, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $9.3 million for 2003, $5.7 million for 2004 and $70.7 million thereafter.

        Capital Expenditures

        Capital expenditures by WCI were $11.0 million, $13.6 million and $15.6 million for 2002, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2003. At October 31, 2002, WCI had commitments for capital expenditures of approximately $1.4 million. WCI expects to complete a reline of its blast furnace in 2004 or later at an estimated cost of up to $30 million.

        Dividends

        WCI paid no dividends and was not permitted to do so under the Senior Secured Notes of WCI indenture during fiscal year 2002. WCI does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes of WCI indenture.

        Postretirement Benefit Plans

        WCI provides postretirement health care and life insurance benefits to substantially all employees who retire upon meeting certain age and length of service eligibility requirements. WCI has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of WCI and one of its subsidiaries to secure WCI's obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, WCI was permitted to pay current claims up to $8.8 million from the trust. That limit was reached during the three months ended July 31, 2001, thereafter requiring WCI to pay claims from corporate assets. Claims paid by WCI or trust totaled $7.1 million, $5.4 million and $4.4 million during fiscal years 2002, 2001, and 2000, respectively.

        WCI has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. WCI expects to contribute approximately $26.2 million, $20.6 million and $19.0 million to the DBP during fiscal years 2003, 2004 and 2005, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. WCI contributed $29.6 million, $7.2 million, and $4.2 million to the DBP during the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

        Environmental Matters

        WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring.

        Capital expenditures for environmental control and monitoring were $3.0 million, $2.6 million and $0.7 million in 2002, 2001 and 2000, respectively. Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $9.5 million, $8.9 million and $9.3 million for 2002, 2001 and 2000, respectively. Operating costs for fiscal 2003 for control and monitoring equipment are not expected to increase significantly from the prior periods.

        Environmental laws and regulations continue to change and generally have become more stringent, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's consolidated financial position and future results of operations.

        Labor Matters

        Most of WCI's hourly employees are represented by the USWA, with which WCI has a five-year collective bargaining agreement effective September 1, 1999 that expires October 31, 2004. This contract provides for a wage increase of $1 per hour that becomes effective March 1, 2003.

Outlook

        WCI's order backlog was approximately 149,000 tons at January 31, 2003, 195,000 tons at October 31, 2002 and 135,000 tons at October 31, 2001. Shipping volume during the first fiscal quarter of 2003 was 303,000 tons including approximately 21,000 tons of semifinished steel. Excluding semifinished product sales, net sales per ton was $443, flat compared to the fourth quarter of 2002 with costs of goods sold per ton of $396, an increase of approximately 8% compared to the fourth quarter of 2002 due primarily to lower capacity utilization. As a result, WCI incurred a loss of $4.1 million during the first quarter of 2003. Volume for the second quarter of 2003 is expected to be approximately 300,000 tons including 20,000 tons of semifinished products. Excluding semifinished product shipments, net sales per ton shipped in the second quarter of 2003 is expected to decline approximately 3% with cost of goods sold per ton being flat compared to the first quarter. As a result, WCI expects to incur a net loss during the second quarter of 2003. WCI expects to generate free cash flow (cash provided by operating activities less capital expenditures) of approximately $12 million during the second quarter of 2003 due primarily to a reduction in working capital.

        Renco Steel's sole source of liquidity has become advances and contributions from its parent, Renco, since its two former sources are no longer available. Renco Steel's investments in limited partnerships were liquidated in the third quarter of 2001 and dividend payments from WCI are currently prohibited under the terms of the indenture governing the Senior Secured Notes of WCI due to WCI's significant losses in the past two years. WCI is required to earn in excess of its cumulative losses, as defined, before it is permitted to resume dividend payments to Renco Steel. At October 31, 2002, cumulative losses were $146.2 million. It is not anticipated that WCI will be able to generate earnings in excess of its cumulative losses in the foreseeable future and therefore, Renco Steel does not expect to receive any dividends from WCI. Funding from Renco will be necessary for Renco Steel to meet its debt service, and to a much lesser extent, its administrative requirements. Renco advanced an additional loan of $0.9 million enabling Renco Steel to pay the interest on February 1, 2003 on the outstanding Senior Secured Notes not owned by Renco.

Accounting Standards

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of certain long-lived assets. It requires companies to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is required to be adopted in fiscal years beginning after June 15, 2002. The Company has not yet determined the effect, if any, that adopting Statement 143 will have on future earnings and financial position.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and is not expected to have a significant impact on the Company's financial position and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the third quarter of 2001 Renco Steel liquidated its investment in a limited partnership fund. The limited partnership fund invested in a variety of financial assets, including, equity, debt, commodity contracts, futures and derivative securities. Renco Steel has not invested in any similar funds since the third quarter of 2001 and does not expect to have resources available in the foreseeable future to make new investments in such limited partnership funds.

        WCI is exposed to commodity price risk with respect to natural gas and zinc. WCI uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. Based on WCI's commodity hedge exposure at October 31, 2002 and 2001, a hypothetical 10 percent change in market rates applied to the fair value of the contracts would have no material impact on earnings, cash flow, or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	October 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$53	$25
Restricted cash and cash equivalents	2,751	32,244
Accounts receivable, less allowances for doubtful accounts of $3,436 and $3,100, respectively	58,986	48,875
Inventories	97,592	87,847
Prepaid expenses	4,862	1,049

Total current assets	164,244	170,040
Property, plant and equipment, net	222,184	233,267
Intangible pension asset, net	36,054	36,470
Other assets, net	4,392	6,127

Total assets	$426,874	$445,904

LIABILITIES and SHAREHOLDER'S DEFICIT
Current liabilities
Current portion of long-term debt	$123,752	$120,334
Accounts payable	44,758	45,939
Accrued liabilities	72,828	74,289
Due to related party	7,695	1,125

Total current liabilities	249,033	241,687
Long-term debt, excluding current portion	332,405	301,111
Postretirement health care benefits	123,378	118,214
Pension benefits, excluding current portion	47,536	35,062
Other liabilities	15,608	15,381

Total liabilities	767,960	711,455

Shareholder's deficit
Common stock, no par value, stated value $.01 per share, 850 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	12,621	5,118
Accumulated deficit	(325,879)	(270,669)
Accumulated other comprehensive loss	(27,828)	—

Total shareholder's deficit	(341,086)	(265,551)
Commitments and contingencies	—	—

Total liabilities and shareholder's deficit	$426,874	$445,904

See accompanying notes to consolidated financial statements.

RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years ended October 31,
	2002	2001	2000
Net sales	$502,047	$413,108	$560,689
Operating costs and expenses
Cost of products sold	473,463	430,704	487,190
Depreciation and amortization	22,052	24,475	26,859
Selling, general and administrative expenses	15,051	16,953	15,887
Unusual charges	—	5,631	—

	510,566	477,763	529,936

Operating (loss) income	(8,519)	(64,655)	30,753

Other income (expense)
Interest expense	(47,236)	(45,659)	(45,595)
Interest, investment and other income (expense), net	545	(18,525)	10,359

	(46,691)	(64,184)	(35,236)

Loss before income taxes	(55,210)	(128,839)	(4,483)
Income taxes	—	—	—

Net loss	$(55,210)	$(128,839)	$(4,483)
Other comprehensive loss — minimum pension liability adjustment	(27,828)	—	—

Total comprehensive loss	$(83,038)	$(128,839)	$(4,483)

See accompanying notes to consolidated financial statements.

RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
(Dollars in thousands)

	Years ended October 31, 2002, 2001, and 2000
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Deficit
Balance at October 31, 1999	$—	$280	$(134,097)	$—	$(133,817)
Net loss	—	—	(4,483)	—	(4,483)
Dividends paid on Common Stock	—	—	(3,250)	—	(3,250)

Balance at October 31, 2000	—	280	(141,830)	—	(141,550)
Net loss	—	—	(128,839)	—	(128,839)
Capital contribution	—	4,838	—	—	4,838

Balance at October 31, 2001	—	5,118	(270,669)	—	(265,551)
Net loss	—	—	(55,210)	—	(55,210)
Capital contribution	—	7,503	—	—	7,503
Other comprehensive loss—minimum pension liability adjustment	—	—	—	(27,828)	(27,828)

Balance at October 31, 2002	$—	$12,621	$(325,879)	$(27,828)	$(341,086)

See accompanying notes to consolidated financial statements.

RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended October 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,210)	$(128,839)	$(4,483)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	21,925	22,943	23,916
Amortization of deferred maintenance costs	127	1,532	2,943
Amortization of financing costs and bond discount	2,014	1,914	1,895
Postretirement health care benefits	7,063	11,685	11,829
Pension benefits	(15,416)	3,952	6,505
Provision for losses on accounts receivable	2,483	2,603	37
Gain on other investments	—	(203)	(2,028)
Asset impairment and other charges	—	27,283	—
Other	191	236	1,190
Cash provided (used) by changes in certain assets and liabilities
Accounts receivable	(12,594)	(3,879)	10,210
Inventories	(9,744)	9,173	(12,847)
Prepaid expenses and other assets	(4,159)	(3,757)	871
Accounts payable	(1,181)	(1,262)	(12,531)
Accrued liabilities	(2,883)	(542)	(700)
Other liabilities	227	(1,693)	(1,982)
Due to parent	6,570	1,125	—

Net cash (used) provided by operating activities	(60,587)	(57,729)	24,825

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,031)	(13,567)	(15,602)
Gross proceeds from the sale of assets	—	136	—
Proceeds from sale of other investments	—	7,717	11,452
Purchase of other investments	—	—	(6,700)

Net cash used by investing activities	(11,031)	(5,714)	(10,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under WCI's Revolving Credit Facility	32,086	—	—
Other changes in long-term debt	2,564	267	(122)
Dividends paid	—	—	(3,250)
Capital contribution made by parent	7,503	4,838	—

Net cash provided (used) by financing activities	42,153	5,105	(3,372)

Net (decrease) increase in cash and cash equivalents	(29,465)	(58,338)	10,603
Total cash and cash equivalents at beginning of period	32,269	90,607	80,004

Total cash and cash equivalents at end of period	$2,804	$32,269	$90,607

Supplemental disclosure of cash flow information
Cash paid for interest	37,865	40,497	43,699
Cash paid for income taxes	—	—	21

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

        During 2002, 2001, and 2000, WCI's largest customer accounted for 11.7%, 9.8%, and 10.1%, respectively, of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI's shipments are to customers within 200 miles of its primary facility.

        Since its inception, WCI has had labor agreements with the United Steelworkers of America (USWA) and other organized labor organizations. The USWA represents approximately 75% of WCI's employees. WCI has a five-year agreement with the USWA that expires October 31, 2004.

        (c)  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

        (d)  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product.

        (e)  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment 2 to 30 years with a weighted average of 17 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

        (f)    Other Assets

        Deferred financing costs, included in other non-current assets, are amortized using the effective yield method over the term of the related financing.

        (g)  Income Taxes

        On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company provides for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the "built in gains" provisions of the tax law, certain federal and state taxes may become payable and would be charged to the Company's statement of operations. Such taxes are measured by the excess of the fair market value of assets over their tax basis on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. With the exception of the Company's investments in limited partnership funds, which have previously been liquidated, management has not and does not intend to trigger any taxes under the built-in-gain provisions of the tax law.

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

        (j)    Reclassifications

        Certain amounts in the consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

(2)    Other Matters (Unaudited)

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company has incurred recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. The management of WCI is undertaking a comprehensive assessment of its business to address these issues as described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        WCI and the industry continue to face difficult and volatile market conditions. During 2000 and 2001 there was intense downward pressure on steel prices due to the surge of imports into the United States. This resulted in the Company incurring a net loss of $128.8 million in 2001. Order entry rates and steel prices increased significantly during 2002 as a result of significant capacity reductions caused by the closing of a number of steel producers and the effects of the implementation of the Section 201 tariffs. As a result of the increased shipping volume and prices, the Company returned to profitability during the fourth quarter of 2002. However, for the full year of 2002 the Company incurred a net loss of $55.2 million. In addition to incurring significant losses during the last two years, the Company had negative cash flows which have reduced the cash resources available to support its operations.

        Many of the steel companies shut down in the past two years have been restarted by other companies with cost structures significantly lower that WCI's. This low cost capacity returning to the market coupled with continued high levels of imports and a slowing manufacturing sector has resulted in reduced volume and pricing expectations for the first half of 2003. As a result, the Company expects to incur a net loss for 2003.

        WCI's liquidity depends on its operating performance and borrowing availability under its revolving credit facility. If market conditions fail to improve adequately, operating losses will continue and WCI will be unable to meet certain covenants associated with its revolving credit facility. Under these circumstances, if WCI is unable to obtain waivers of covenant violations or secure additional financing sources to fund expected operating losses, it would likely have a material effect on WCI's operations.

        WCI has attempted to conserve cash by reducing operating costs and deferring capital spending. However, these measures have not and are not expected to allow WCI to generate positive cash flow on a sustained basis in the current operating environment. As a result, WCI is undertaking a comprehensive assessment of its business including its equipment and facilities, organizational structure, labor practices and utilization, vendor relationships and capital structure. From this assessment WCI intends to develop a business plan that addresses its cost competitiveness in the industry and ensures that WCI has adequate resources to fund its operations and capital expenditure needs.

        Renco Steel's liquidity is solely dependent on funding from Renco and from Renco's irrevocable waiver of interest it is entitled to receive from its substantial ownership of Renco Steel's Senior Secured Notes. Renco has no obligation to provide such support to Renco Steel. Failure to receive such support will have a material adverse effect on Renco Steel's financial condition and liquidity position. Renco shall also continue to pursue the purchase of Senior Secured Notes in the public market.

        At October 31, 2002 Renco Steel was in compliance with the terms of the indenture governing the Senior Secured Notes. The Senior Secured Notes have been classified as a current liability on the Company's consolidated balance sheets as of October 31, 2002 and 2001 due to Renco Steel's insufficient liquidity position.

(3)    Inventories

        Inventories consist of the following:

	October 31,
	2002	2001
	(Dollars in thousands)
Raw materials	$30,215	$33,710
Finished and semi-finished product	67,247	54,042
Supplies	130	95

	97,592	87,847
Less LIFO reserve	—	—

	$97,592	$87,847

(4)    Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	October 31,
	2002	2001
	(Dollars in thousands)
Land and improvements	$694	$694
Buildings	27,402	27,329
Machinery and equipment	401,280	389,461
Construction in progress	5,261	10,653

	434,637	428,137
Less accumulated depreciation	212,453	194,870

	$222,184	$233,267

(5)    Long-Term Debt

        Long-term debt consists of the following:

	October 31,
	2002	2001
	(Dollars in thousands)
Senior Secured Notes (net of unamortized discount of $140 and $202, respectively) with interest at 10.875%, payable semi-annually, due February 1, 2005	$119,860	$119,798
Senior Secured Notes of WCI with interest at 10% payable semi-annually, due December 1, 2004	300,000	300,000
Revolving Credit Facility of WCI (WCI Revolver) with interest at prime rate (5.51% at October 31, 2002) payable monthly	32,086	—
Other	4,211	1,647

	456,157	$421,445
Less current portion of long-term debt	123,752	120,334

	$332,405	$301,111

        In February 1998, Renco Steel issued $120.0 million principal amount of 10 7/8% Senior Secured Notes due 2005 (Senior Secured Notes). The Senior Secured Notes are secured by a pledge of all the outstanding capital stock of WCI. WCI incurred significant losses in 2001 and 2002 and therefore has not been permitted to pay dividends to Renco Steel since the third quarter of 2000 under the terms of the indenture governing WCI's $300.0 million 10% Senior Secured Notes due 2004 (Senior Secured Notes of WCI) and does not expect to pay dividends to Renco Steel in the foreseeable future. Funding for the February 2002 and the August 2002 interest payments was provided by loans of $3.4 million and $2.8 million, respectively, from Renco.

        As of October 31, 2002 and the date hereof, Renco respectively owns $77,770,000 and $103,770,000 face value of Renco Steel's Senior Secured Notes. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes. In 2002 and 2001, Renco irrevocably waived its right to receive interest payments of $7.5 million and $4.8 million, respectively, on the Senior Secured Notes it owned. Such waivers have been recorded by the Company as capital contributions. Renco continued to irrevocably waive its right to receive interest in 2003, up to the February 1, 2003 interest payment date.

        Under WCI's loan agreements, there are no amounts available for dividends and certain other transactions with affiliates at October 31, 2002. Accordingly, WCI's assets, other than allowable dividends, may not be utilized by Renco Steel. Cash and cash equivalent balances of WCI of $2.2 million and $32.2 million at October 31, 2002 and 2001 respectively, have been classified as "Restricted Cash and Cash Equivalents" in the financial statements.

        Renco Steel's Senior Secured Notes contain covenants which limit the incurrence of additional indebtedness, payments to shareholders, sale of assets, change of control, transactions with affiliates and impairment of security interest. Renco Steel is generally permitted to declare and pay dividends and make other transactions with affiliates provided no condition of default exists or will exist and the accumulated amount of such transactions is not greater than fifty percent (50%) of the net income, as defined, which definition excludes the earnings of subsidiaries unless actually received in cash by Renco Steel, as a dividend, (less 100% of any net loss) earned for periods subsequent to January 31, 1998 when taken as a single accounting period. At October 31, 2002, Renco Steel was not permitted to pay dividends under the terms of its indebtedness. Renco Steel's ability to incur additional indebtedness is limited to $15 million from related parties and $15 million from other sources that may include related parties. Based upon the outstanding amount of loans provided by Renco and accrued interest thereon, at October 31, 2002 approximately $22.3 million was permitted for future borrowings. There is no assurance that Renco Steel's future funding requirements will be provided by Renco or could be obtained from unrelated sources.

        At October 31, 2002 Renco Steel was in compliance with the terms of the indenture governing the Senior Secured Notes. The Senior Secured Notes have been classified as a current liability on the Company's consolidated balance sheets as of October 31, 2002 and 2001 due to Renco Steel's insufficient liquidity position.

        Renco Steel's ability to meet its debt service and working capital obligations is completely dependent upon support from Renco. Renco is not obligated to provide such support to Renco Steel. Failure to receive such support will have a material adverse effect on Renco Steel's financial condition and liquidity position.

        The Senior Secured Notes of WCI are secured by a first priority lien on substantially all of the existing property, plant and equipment of WCI. A Voluntary Employee Beneficiaries Association trust fund, established to hold WCI contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, holds a second priority lien on the security for the Senior Secured Notes of WCI.

        WCI has a $100,000,000 Revolving Credit Facility (WCI Revolver) secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The WCI Revolver is subject to a monthly service fee of $15,000, and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were borrowings of $32,086,000 outstanding under the WCI Revolver as of October 31, 2002. The WCI Revolver also provides for up to an aggregate amount of $20,000,000 in letters of credit.

        On March 6, 2003 WCI and its lenders agreed to amend the WCI Revolver. The WCI Revolver had been subject to a minimum availability covenant of $20 million or $25 million depending on WCI's cumulative earnings before interest, taxes, depreciation and amortization (EBITDA). This covenant was replaced under the amendment as discussed below. Additionally, the WCI Revolver's expiration date was extended to June 30, 2004. At October 31, 2002, WCI had net borrowing availability of $53,043,000 based on eligible inventory and receivables after deducting $32,086,000 of borrowings outstanding, and $14,870,000 in letters of credit outstanding after reflecting the amendment effective March 6, 2003. Simultaneous with the execution of the amendment to the WCI Revolver, Renco agreed to participate in WCI's Revolver by funding $15 million with such participation being subordinated in right of payment to that of the other lenders.

        The WCI Revolver and Senior Secured Notes of WCI contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, EBITDA, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of WCI's assets. WCI is required to maintain a minimum net worth excluding accumulated other comprehensive income or loss related to WCI's defined benefit pension plan of not less than negative $260 million. A minimum cumulative EBITDA covenant has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA covenant is $8.0 million for the three months ended January 31, 2003, $12.5 million for the six months ended April 30, 2003, $19.1 million for the nine months ended July 31, 2003 and $26.9 million for the twelve months ended October 31, 2003. After October 2003 the minimum EBITDA covenant is $26.9 million over the previous twelve month period. Interest is charged on the WCI Revolver at prime rate plus 1.5% or as to Eurodollar Rate Loans, a rate of 3.5% in excess of the Adjusted Eurodollar Rate applicable for the interest period selected by WCI. In addition, if WCI is unable to meet certain minimum cumulative EBITDA targets, then WCI is required to maintain minimum borrowing availability of $5 million. A minimum cumulative EBITDA target has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA related to the minimum availability covenant is $8.7 million as of January 31, 2003, $13.4 million as of April 30, 2003, $20.3 million as of July 31, 2003 and $28.6 million as of October 31, 2003 and thereafter.

        WCI is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income, as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements there are no amounts available for dividends and other transactions with affiliates at October 31, 2002.

        Aggregate principal payments on long-term debt for the five years subsequent to October 31, 2002 are as follows: $3,892,000 in 2003, $32,308,000 in 2004, $420,064,000 in 2005 and $34,000 in 2006 and none thereafter (the Senior Secured Notes are due on February 1, 2005 and are included in the 2005 amount, but are classified as current liabilities on the consolidated balance sheets as discussed above).

        As of October 31, 2002, based on the quoted market price, the fair value of the Senior Secured Notes was $12,000,000 and fair market value of the Senior Secured Notes of WCI was $90,000,000.

(6)
Accrued Liabilities

        Accrued liabilities consist of the following.

	October 31,
	2002	2001
	(Dollars in thousands)
Payroll	$2,838	$3,638
Employee Benefits	12,627	13,285
Defined benefit pension plan (current)	26,153	26,631
Retiree healthcare (current)	7,500	5,600
Interest	13,654	14,170
Other	10,056	10,965

	$72,828	$74,289

(7)
Employee Compensation Plans

        WCI has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on WCI's income as defined under each plan. Total expense under the plans was $1,813,000, $685,000 and $4,929,000 for the years ended October 31, 2002, 2001, and 2000, respectively. Certain amounts under these plans represent deferred compensation.

(8)
Pension Plans

        WCI has defined contribution retirement plans under which it expensed approximately $1,971,000, $1,859,000 and $2,083,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

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

        The following table sets forth the actuarial present value of benefit obligations and funded status of the defined benefit pension plan:

	October 31,
	2002	2001
	(Dollars in thousands)
Projected benefit obligation	$133,181	$98,682
Plan assets at fair value	59,344	36,906

Projected benefit obligation in excess of plan assets	73,837	61,776
Unrecognized net gain (loss) from past experience different from that assumed and effects of changes in assumptions	(29,135)	4,277
Unrecognized prior service cost	(34,894)	(40,830)
Accumulated other comprehensive loss	27,828	—
Intangible pension asset	36,053	36,470

Accrued pension cost	73,689	61,693
Less pension liability due within one year	26,153	26,631

Long-term pension liability	$47,536	$35,062

        An assumed discount rate of 6.75% and 7.0% and an expected return on plan assets of 9.0% in 2002 and 2001 were used for purposes of valuing the benefits under the defined benefit pension plan.

        The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:

	2002	2001
	(Dollars in thousands)
Projected benefit obligation at beginning of year	$98,682	$81,195
Service cost	4,231	3,500
Interest cost	7,824	6,155
Transfers from DC plan	2,737	4,827
Actuarial losses, net	27,419	9,476
Benefits paid	(7,712)	(6,471)

Projected benefit obligation at end of year	$133,181	$98,682

        The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

	2002	2001
	(Dollars in thousands)
Plan assets at beginning of year	$36,906	$37,534
Actual return on assets	(2,230)	(6,156)
Employer contributions	29,643	7,172
Benefits paid	(7,712)	(6,471)
Transfers from DC plan	2,737	4,827

Plan assets at end of year	$59,344	$36,906

        The following table sets forth the components of pension expense:

	Years Ended October 31,
	2002	2001	2000
	(Dollars in thousands)
Service cost	$4,231	$3,500	$3,971
Interest cost	7,824	6,155	4,853
Expected return on plan assets	(3,887)	(3,254)	(2,112)
Amortization of unrecognized:
Prior service cost	5,936	5,936	5,936
Actuarial (gains) losses, net	123	(1,213)	(1,895)

	$14,227	$11,124	$10,753

(9)
Postretirement Health Care Benefits

        The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company's postretirement health care and life insurance plans:

	Years Ended October 31,
	2002	2001
	(Dollars in thousands)
APBO	$166,352	$154,369
Plan assets at fair value	8,022	9,234

APBO in excess of plan assets	158,330	145,135
Unrecognized prior service cost resulting from plan amendments	(1,487)	(3,236)
Unrecognized net loss from past experience different from that assumed and from changes in assumptions	(25,965)	(18,085)

Accrued postretirement benefit cost	130,878	123,814
Less portion due within one year	7,500	5,600

	$123,378	$118,214

        The APBO was determined using a discount rate of 6.75% and 7.0% and an expected return on plan assets of 9.0% in 2002 and 2001, and an assumed health care cost trend rate of 8.0% in 2003, gradually declining to 5.0% after 2005. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 2002 would increase by $25,347,000 along with an increase in the 2002 service and interest cost components of $2,478,000. Assuming a 1% decrease in the health care cost trend rates, the APBO at October 31, 2002 would decrease by $20,229,000 along with a decrease in the 2002 service and interest cost components of $1,940,000.

        The following table sets forth a reconciliation of the beginning and end of year APBO:

	2002	2001
	(Dollars in thousands)
APBO at beginning of year	$154,369	$132,686
Service cost	2,887	2,701
Interest cost	10,314	10,053
Actuarial (gains) losses, net	5,926	14,353
Benefits paid	(7,144)	(5,424)

APBO at end of year	$166,352	$154,369

        The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

	2002	2001
	(Dollars in thousands)
Plan assets at beginning of year	$9,234	$15,564
Actual return on assets	(1,212)	(2,329)
Benefits paid	—	(4,001)

Plan assets at end of year	$8,022	$9,234

        Net periodic postretirement benefit costs included the following components:

	Years Ended October 31,
	2002	2001	2000
	(Dollars in thousands)
Service cost	$2,887	$2,701	$2,658
Interest cost	10,314	10,053	9,206
Expected return on plan assets	(831)	(1,184)	(1,477)
Amortization of unrecognized:
Prior service cost	1,748	1,748	1,748
Actuarial (gain) loss	89	(209)	(161)

Net periodic postretirement benefit cost	$14,207	$13,109	$11,974

(10)
Income Taxes

        As a result of the tax status described in Note 1(g), the Company is generally not subject to income taxes. The Company's book basis in its assets and liabilities exceeded its tax basis by approximately $21,840,000 and $13,612,000 as of October 31, 2002 and 2001, respectively.

(11)
Leases

        WCI leases a portion of its operating and data processing equipment. Rent expense for noncancellable operating leases amounted to approximately $1,475,000, $1,741,000 and $1,914,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

        The following table is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at October 31, 2002.

Fiscal year ended October 31,	Capitalized Leases	Operating Leases
	(Dollars in Thousands)
2003	598	678
2004	237	462
2005	70	235
2006	35	29
Thereafter	0	5

Total minimum lease payments	940	$1,409

Imputed interest	(68)

Present value of minimum capitalized lease payments	872
Less current portion	553

Long-term capitalized lease obligations	$319

        Assets recorded under capital leases and included in property, plant and equipment in the consolidated balance sheets consists of machinery and equipment of $1,344,000 and $522,000 at October 31, 2002 and 2001, respectively, and $307,000 and $38,000 of accumulated depreciation as of October 31, 2002 and 2001, respectively.

(12)
Related Party Transactions

        As of October 31, 2002 and the date hereof, Renco respectively owns $77,770,000 and $103,770,000 face value of Renco Steel's Senior Secured Notes. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes, however, Renco has irrevocably waived its right to collect interest on the Senior Secured Notes it owned for the interest payments that were made, beginning with the August 2001 payment and each interest payment thereafter. In the years ended October 31, 2002 and 2001, Renco Steel recorded capital contributions of $7.5 million and $4.8 million, respectively, to reflect the Renco waiver.

        Renco Steel borrowed $6.2 million and $1.1 million from Renco in 2002 and 2001, respectively, under the terms of three separate promissory notes. Interest accrues monthly at a rate of 8.75% per annum. At October 31, 2002 and 2001, $7.7 million and $1.1 million, respectively, were outstanding, representing principal and accrued interest. The obligation is payable upon Renco's demand and Renco's right to payment is contractually subordinated to the right of payment under the Senior Secured Notes.

        WCI has a management services agreement with Renco under which Renco provides certain management services to WCI. Under terms of this agreement, WCI is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2004. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 2002, 2001 and 2000.

        During 2002 and in preceding years since its inception, Renco purchased certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, was reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs were property, business interruption, general, product and auto liability, workers' compensation (other than Ohio for which WCI is self insured) and casualty umbrella.

        In fiscal 2002, 2001 and 2000, the Company incurred costs of approximately $6.3 million, $2.3 million and $2.0 million, respectively, under the Renco insurance program. The increase in 2002 was due mainly to severe capacity restraints and excessive price increases by both property insurers and reinsurers following the September 2001 terrorist attacks.

        During 2002, WCI purchased approximately $0.7 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. WCI believes that such purchases were on an arm's length basis at a price no less favorable than at which WCI could obtain from unaffiliated entities. Also during 2002, WCI sold approximately $40,000 of flat rolled steel products on an arm's length basis to Unarco Material Handling, Inc., a direct subsidiary of Renco.

(13)
Commitments and Contingencies

        At October 31, 2002, WCI had commitments to purchase data processing services of approximately $2,856,000 in the aggregate over the remaining 6 months of its management information systems agreement and purchased services of approximately $5,560,000, $5,594,000 and $5,496,000 in 2002, 2001 and 2000, respectively, under the agreement.

        WCI has entered into a 15 year agreement for the supply of certain gases commencing in 2002. This contract requires WCI to pay a minimum monthly amount on a take or pay basis. Commitments under this contract total approximately $5.4 million per year and are subject to escalation.

        At October 31, 2002, at pricing then in effect, WCI had firm commitments for the purchase of raw materials and gases of approximately $9,348,000 in 2003, $5,656,000 in 2004, $5,656,000 in 2005, $5,656,000 in 2006, $5,656,000 in 2007 and $53,730,000 thereafter. In addition, at October 31, 2002 WCI had commitments for capital expenditures of approximately $1,426,000.

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

        WCI is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). Work required under the consent decree was completed in January 2003 with the exception of final reporting. The consent decree also provides for stipulated penalties in the event of noncompliance which WCI does not believe will be material.

        As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, WCI is required to undertake a corrective action program with respect to on-site waste management practices at the Warren facility. The workplan for the initial phase of the investigation step of the corrective action program, the RCRA Facility Investigation (RFI), identifies thirteen solid waste management units to be investigated. WCI has completed and submitted its RFI Phase 1 report to the EPA. WCI has also completed human health and ecological risk assessments, the results of which will be used to identify whether any further investigative steps are required to complete the RFI. WCI submitted its risk assessment reports to the EPA, and is awaiting a response. Any additional investigative steps, such as sampling, would then be undertaken in 2003 and 2004 as phase two of the RFI. The final scope of corrective action required to address any contamination that may be present at or emanating from the solid waste management units at the Warren facility, including the potential for remediation, is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, WCI is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of WCI.

        The EPA issued a unilateral administrative order (Order) to WCI pursuant to Section 7003 of RCRA effective September 24, 2002. The Order asserts that WCI's handling of solid waste in various impoundment areas presents an imminent and substantial endangerment to health or the environment by virtue of potential harm to wildlife, including migratory birds, that may land on or enter the areas. The Order required WCI, among other things, to (i) take immediate measures to deter and discourage wildlife from landing on or entering the areas, (ii) remove all oily wastes from the impoundments, and (iii) remove all remaining oily sludge from the banks and bottoms of the impoundments. RCRA provides for civil penalties of up to $5,500 per day for noncompliance with the Order. In written comments, WCI raised several concerns and objected to both the issuance of the Order and its scope, including portions of the Order calling for removal of all oily material from the impoundments. WCI also submitted a draft work plan to the EPA setting forth a number of activities that WCI considers reasonably necessary to abate any alleged endangerment, and began implementing the draft work plan in the fall of 2002. In January 2003, the EPA approved portions of the draft work plan and disapproved other portions. The EPA also issued an Amended Order, dated January 21, 2003. The Amended Order requires WCI to continue implementing its immediate deterrent measures. For impoundments that are a required part of WCI's ongoing operations, the Amended Order requires WCI to either install a netting system over the impoundments or remove all oily material. For the inactive areas, the Amended Order requires that all oily material be removed. WCI is currently evaluating the feasibility of the EPA's demands, including timing, and available options for responding to the Amended Order.

        In addition, WCI received correspondence dated December 27, 2002 from the U.S. Attorney's office on behalf of the United States Fish & Wildlife Service alleging that WCI has violated Section 703(a) of the Migratory Bird Treaty Act (a misdemeanor). WCI and its legal counsel met with the Assistant U.S. Attorney in February 2003 to discuss possible resolutions for this matter, and those discussions are ongoing. WCI believes that it will resolve this matter in a manner that will not have a material adverse effect on WCI's financial position or results of operations.

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

(14)
Segment Reporting

        In applying Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company considers its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's only reportable segment is WCI. The segment disclosures are presented on this basis for fiscal years 2002, 2001 and 2000.

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

        A complete reconciliation of segment income to consolidated net (loss) income is presented below:

	2002	2001	2000
WCI	$(37,569)	$(100,805)	$10,302
Other	(17,641)	(28,034)	(14,785)

Total Consolidated	$(55,210)	$(128,839)	$(4,483)

        Other net (loss) income consists primarily of the interest income, investment and other income (expense), interest expense and income tax benefits of Renco Steel and the effects of the purchase accounting adjustments (Note 1), as outlined below.

        Interest Income, Investment and Other Income (Expense)

	2002	2001	2000
WCI	$544	$(7,608)	$8,054
Other	1	(10,917)	2,305

Total Consolidated	$545	$(18,525)	$10,359

        In 2001, WCI's expense was largely the result of a charge of $10.5 million related to the write down of an investment in a distressed competitor it previously considered acquiring. The $10.9 million expense attributed to Other was primarily the result of the impairment of the unamortized balance of costs in excess of acquired net assets.

        Interest Expense

	2002	2001	2000
WCI	$33,179	$31,980	$31,940
Other	14,057	13,679	13,655

Total Consolidated	$47, 236	$45,659	$45,595

        Depreciation and Amortization

	2002	2001	2000
WCI	$18,987	$20,870	$23,254
Purchase accounting adjustments (See Note 1)	3,065	3,605	3,605

Total Consolidated	$22,052	$24,475	$26,859

        Assets

	2002	2001	2000
WCI	$391,626	$406,613	$478,176
Other	35,248	39,291	62,994

Total Consolidated	$426,874	$445,904	$541,170

        Assets listed above as Other include investments and cash equivalents held by Renco Steel of zero, zero and $8.6 million in 2002, 2001 and 2000, respectively, and the effects of the purchase accounting adjustments discussed in Note 1.

        All expenditures for long lived assets were made by the segment of WCI and all long lived assets are located within the United States.

(15)
Unusual Charges

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

        During 2000 and 2001 WCI attempted to acquire substantially all of Acme Steel Company's assets. WCI was unsuccessful in completing the acquisition due to Acme Steel's failure to meet certain conditions in the letter of intent. This resulted in the Company recording a charge of $10.8 million during the quarter ended January 31, 2001 to write down the carrying value of Acme Metals Senior Unsecured Notes owned primarily by WCI (included in Interest, investment and other income (expense), net) and a charge of $1.7 million, recorded during the quarter ended October 31, 2001, to expense certain accumulated acquisition costs (included in Unusual Charges).

        In the quarter ended October 31, 2001, the Company incurred a charge of $10.8 million to record the impairment of the unamortized balance of cost in excess of acquired net assets (included in Interest, investment and other income (expense), net). The Company's amortization expense was $0.5 million in the year ended October 31, 2001.

(16)
Selected Quarterly Data (Unaudited)

        The following is a summary of unaudited quarterly results for the years ended October 31, 2002 and 2001:

	Three Months Ended 2002
	Jan. 31	April 30	July 31	Oct. 31
	(Dollars in thousands)
Net sales	$89,604	$127,678	$132,756	$152,009
Gross margin	(10,532)	3,235	10,526	25,355
Net income (loss)	(30,459)	(16,037)	(12,263)	3,549
	Three Months Ended 2001
	Jan. 31	April 30	July 31	Oct. 31
	(Dollars in thousands)
Net sales	$98,191	$99,268	$109,988	$105,661
Gross margin	(3,778)	(1,685)	(2,766)	(9,367)
Net income (loss)	(36,934)	(26,424)	(22,965)	(42,516)

        During the three months ended April 30, 2002, WCI recorded a $1.6 million gain realized from the resolution of contract issues related to the sale of a third party owned coke plant adjacent to WCI's facility.

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

        During the three months ended October 31, 2001, the Company recorded a charge of $10,816,000 to write off the unamortized book value of the goodwill that was previously recorded to reflect purchase accounting adjustments relating to the acquisition of treasury stock by WCI in fiscal 1997. A charge of $1,695,000 was also recorded to expense certain accumulated acquisition costs related to the Acme Steel acquisition efforts.

        During the three months ended October 31, 2001 WCI recorded inventory valuation charges totaling $2,605,000.

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors
Renco Steel Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Renco Steel Holdings, Inc. and subsidiaries (a wholly-owned subsidiary of The Renco Group, Inc.) as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholder's deficit, and cash flows for each of the years in the three-year period ended October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renco Steel Holdings, Inc. and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG LLP KPMG LLP

Cleveland, Ohio
January 17, 2003
Except as to Note 5, which is as of March 6, 2003

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	October 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$2,751	$32,244
Accounts receivable, less allowances for doubtful accounts of $3,436 and $3,100, respectively	58,986	48,875
Inventories	97,592	87,075
Prepaid expenses and other current assets	4,862	1,049

Total current assets	164,191	169,243
Property, plant and equipment, net	185,433	193,453
Intangible pension asset, net	38,831	39,556
Other assets, net	3,171	4,361

Total assets	$391,626	$406,613

LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt	$3,892	$536
Accounts payable	44,758	45,939
Accrued liabilities	71,382	72,361

Total current liabilities	120,032	118,836
Long-term debt, excluding current portion	332,405	301,111
Postretirement health care benefits	122,932	117,719
Pension benefits	47,480	35,000
Other liabilities	15,608	15,381

Total liabilities	638,457	588,047
Shareholder's equity (deficit)
Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—
Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	279	279
Accumulated deficit	(219,282)	(181,713)
Accumulated other comprehensive loss	(27,828)	—

Total shareholder's equity (deficit)	(246,831)	(181,434)
Commitments and contingencies	—	—

Total liabilities and shareholder's equity (deficit)	$391,626	$406,613

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years ended October 31,
	2002	2001	2000
Net sales	$502,047	$413,108	$560,689
Operating costs and expenses
Cost of products sold	473,055	430,991	487,477
Depreciation and amortization	18,987	20,870	23,254
Selling, general and administrative expenses	14,939	16,833	15,770
Unusual charges	—	5,631	—

	506,981	474,325	526,501

Operating income (loss)	(4,934)	(61,217)	34,188

Other income (expense)
Interest expense	(33,179)	(31,980)	(31,940)
Interest and other income (expense), net	544	(7,608)	8,054

	(32,635)	(39,588)	(23,886)

Income (loss) before income taxes	(37,569)	(100,805)	10,302
Income tax (benefit) expense	—	—	—

Net income (loss)	$(37,569)	$(100,805)	$10,302
Other comprehensive income (loss)—minimum pension liability adjustment	(27,828)	—	—

Total comprehensive income (loss)	$(65,397)	$(100,805)	$10,302

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
(Dollars in thousands)

	Years ended October 31, 2002, 2001 and 2000
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity (Deficit)
Balance at October 31, 1999	$—	$279	$(82,010)	$—	$(81,731)

Net income/(loss)	—	—	10,302	—	10,302
Dividends paid on common stock	—	—	(9,200)	—	(9,200)

Balance at October 31, 2000	—	279	(80,908)	—	(80,629)

Net income/(loss)	—	—	(100,805)	—	(100,805)

Balance at October 31, 2001	—	279	(181,713)	—	(181,434)

Net income/(loss)	—	—	(37,569)	—	(37,569)
Accumulated other comprehensive income (loss)—minimum pension liability adjustment	—	—	—	(27,828)	(27,828)

Balance at October 31, 2002	$—	$279	$(219,282)	$(27,828)	$(246,831)

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Years ended October 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(37,569)	$(100,805)	$10,302
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	18,860	19,338	20,311
Amortization of deferred maintenance costs	127	1,532	2,943
Amortization of financing costs	1,409	1,309	1,291
Postretirement health care benefits	7,113	11,735	11,878
Pension benefits	(15,101)	4,267	6,820
Provision for losses on accounts receivable	2,483	2,603	37
Asset impairment and other charges	—	16,115	—
Other	191	236	1,190
Cash provided (used) by changes in certain assets and liabilities
Accounts receivable	(12,594)	(3,879)	10,210
Inventories	(10,517)	9,096	(12,924)
Prepaid expenses and other assets	(4,159)	(3,757)	1,223
Accounts payable	(1,181)	(1,262)	(12,529)
Accrued liabilities	(2,401)	1,095	(717)
Other liabilities	227	(1,693)	(1,982)

Net cash provided (used) by operating activities	(53,112)	(44,070)	38,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(11,031)	(13,567)	(15,602)
Gross proceeds from the sale of assets	—	136	—

Net cash used by investing activities	(11,031)	(13,431)	(15,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Revolving Credit Facility	32,086	—	—
Other changes in long-term debt	2,564	267	(122)
Dividends paid	—	—	(9,200)

Net cash provided (used) by financing activities	34,650	267	(9,322)

Net increase (decrease) in cash and cash equivalents	(29,493)	(57,234)	13,129
Cash and cash equivalents at beginning of year	32,244	89,478	76,349

Cash and cash equivalents at end of year	$2,751	$32,244	$89,478

Supplemental disclosure of cash flow information
Cash paid for interest	$31,786	$30,673	$30,649
Cash paid for income taxes	—	—	21

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)
Summary of Significant Accounting Policies

        WCI Steel, Inc. (Company or WCI) is a wholly owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly owned subsidiary of The Renco Group, Inc. (Renco).

        (a)  Nature of Operations

        The Company is a niche oriented integrated producer of valueadded, custom steel products. The Company produces a wide range of custom flat rolled products at its primary facility in Warren, Ohio, including high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel. In addition, the Company produces commodity grade products that consist of low carbon, high strength and light gauge galvanize steel. The Company's primary customers are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and to a lesser extent, automobile and automotive parts manufacturers located principally in the United States.

        During 2002, 2001, and 2000, sales to the Company's largest customer accounted for 11.7%, 9.8%, and 10.1%, respectively, of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI's shipments are to customers within 200 miles of its primary facility.

        Since its inception, the Company has had labor agreements with the United Steelworkers of America (USWA) and other organized labor organizations. The USWA represents approximately 75% of the Company's employees. The Company has a five year agreement with the USWA that expires October 31, 2004.

        (b)  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

        (c)  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

        (d)  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product.

        (e)  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is calculated on the straightline method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment 2 to 30 years with a weighted average of 17 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

        (f)    Other Assets

        Deferred financing costs, included in other non-current assets, are amortized using the effective yield method over the term of the related financing.

        (g)  Income Taxes

        On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the

Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company provides for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the "built in gains" provisions of the tax law, certain federal and state taxes may become payable and would be charged to the Company's statement of operations. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. Management has not and does not intend to trigger any taxes under the built-in-gains provisions of the tax law.

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

        (j)    Reclassifications

        Certain amounts in the consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

(2)
Other Matters (Unaudited)

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company has incurred recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management is undertaking a comprehensive assessment of its business to address these issues as described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company and the industry continue to face difficult and volatile market conditions. During 2000 and 2001 there was intense downward pressure on steel prices due to the surge of imports into the United States. This resulted in the Company incurring a net loss of $100.8 million in 2001. Order entry rates and steel prices increased significantly during 2002 as a result of significant capacity reductions caused by the closing of a number of steel producers and the effects of the implementation of the Section 201 tariffs. As a result of the increased shipping volume and prices, the Company returned to profitability during the fourth quarter of 2002. However, for the full year of 2002 the Company incurred a net loss of $37.6 million. In addition to incurring significant losses during the last two years, the Company had negative cash flows which have reduced the cash resources available to support its operations.

        Many of the steel companies shut down in the past two years have been restarted by other companies with cost structures significantly lower that WCI's. This low cost capacity returning to the market coupled with continued high levels of imports and a slowing manufacturing sector has resulted in reduced volume and pricing expectations for the first half of 2003. As a result, the Company expects to incur a net loss for 2003.

        The Company's liquidity depends on its operating performance and borrowing availability under its revolving credit facility. If market conditions fail to improve adequately, operating losses will continue and the Company will be unable to meet certain covenants associated with its revolving credit facility. Under these circumstances, if the Company is unable to obtain waivers of covenant violations or secure additional financing sources to fund expected operating losses, it would likely have a material effect on WCI's operations.

        The Company has attempted to conserve cash by reducing operating costs and deferring capital spending. However, these measures have not and are not expected to allow the Company to generate positive cash flow on a sustained basis in the current operating environment. As a result, the Company is undertaking a comprehensive assessment of its business including its equipment and facilities, organizational structure, labor practices and utilization, vendor relationships and capital structure. From this assessment WCI intends to develop a business plan that addresses WCI's cost competitiveness in the industry and ensures that the Company has adequate resources to fund its operations and capital expenditure needs.

(3)
Inventories

        Inventories consist of the following:

	October 31,
	2002	2001
	(Dollars in thousands)
Raw materials	$30,215	$33,542
Finished and semi-finished product	67,247	53,438
Supplies	130	95

	97,592	87,075
Less LIFO reserve	—	—

	$97,592	$87,075

(4)
Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	October 31,
	2002	2001
	(Dollars in thousands)
Land and improvements	$694	$694
Buildings	27,402	27,329
Machinery and equipment	346,154	334,334
Construction in progress	5,261	10,653

	379,511	373,010
Less accumulated depreciation	194,078	179,557

	$185,433	$193,453

(5)
Long-Term Debt

        Long-term debt consist of the following:

	October 31,
	2002	2001
	(Dollars in thousands)
Senior Secured Notes with interest at 10% payable semi-annually, due December 1, 2004	$300,000	$300,000
Revolving Credit Facility (Revolver) with interest at prime rate (5.51% at October 31, 2002) payable monthly	32,086	—
Other	4,211	1,647

	336,297	301,647
Less current portion of long-term debt	3,892	536

	$332,405	$301,111

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

        The Company has a $100,000,000 Revolver secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were borrowings of $32,086,000 outstanding under the Revolver as of October 31, 2002. The Revolver also provides for up to an aggregate amount of $20,000,000 in letters of credit.

        On March 6, 2003 the Company and its lenders agreed to amend the Revolver. The Revolver has been subject to a minimum availability covenant of $20 million or $25 million depending on the Company's cumulative earnings before interest, taxes, depreciation and amortization (EBITDA). This covenant was replaced under the amendment as discussed below. Additionally, the Revolver's expiration date was extended to June 30, 2004. At October 31, 2002, the Company had net borrowing availability of $53,043,000 based on eligible inventory and receivables after deducting $32,086,000 of borrowings outstanding, and $14,870,000 in letters of credit outstanding after reflecting the amendment effective March 6, 2003. Simultaneous with the execution of the amendment to the Revolver, Renco agreed to participate in the Company's Revolver by agreeing to fund $15 million with such participation being subordinated in right of payment to that of the other lenders.

        The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, EBITDA, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is required to maintain a minimum net worth excluding accumulated other comprehensive income or loss related to the Company's defined benefit pension plan of not less than negative $260 million. A minimum cumulative EBITDA covenant has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA covenant is $8.0 million for the three months ended January 31, 2003, $12.5 million for the six months ended April 30, 2003, $19.1 million for the nine months ended July 31, 2003 and $26.9 million for the twelve months ended October 31, 2003. After October 2003 the minimum EBITDA covenant is $26.9 million over the previous twelve month period. Interest is charged on the Revolver at prime rate plus 1.5% or as to Eurodollar Rate Loans, a rate of 3.5% in excess of the

Adjusted Eurodollar Rate applicable for the interest period selected by the Company. In addition, if the Company is unable to meet certain minimum cumulative EBITDA targets, then the Company is required to maintain minimum borrowing availability of $5 million. A minimum cumulative EBITDA target has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA related to the minimum availability covenant is $8.7 million as of January 31, 2003, $13.4 million as of April 30, 2003, $20.3 million as of July 31, 2003 and $28.6 million as of October 31, 2003 and thereafter. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period, less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there were no amounts available for dividends and other transactions with affiliates at October 31, 2002.

        Aggregate principal payments on long term debt for the five years subsequent to October 31, 2002 are as follows: $3,892,000 in 2003, $32,308,000 in 2004, $300,063,000 in 2005, $34,000 in 2006 and none thereafter.

        As of October 31, 2002, the fair value of the Senior Secured Notes was $90,000,000 based on the quoted market price.

(6)
Accrued Liabilities

        Accrued liabilities consist of the following:

	October 31
	2002	2001
	(Dollars in thousands)
Payroll	$2,838	$3,638
Employee benefits	12,627	13,285
Defined benefit pension plan (current)	26,153	26,631
Retiree healthcare (current)	7,500	5,600
Interest	12,504	12,520
Other	9,760	10,687

	$71,382	$72,361

(7)
Employee Compensation Plans

        The Company has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on the Company's income as defined under each plan. Total expense under the plans was $1,813,000, $685,000 and $4,929,000 for the years ended October 31, 2002, 2001 and 2000, respectively. Certain amounts under these plans represent deferred compensation.

(8)
Pension Plans

        The Company has defined contribution retirement plans under which it expensed approximately $1,971,000, $1,859,000 and $2,083,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

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

        The following table sets forth the actuarial present value of benefit obligations and funded status of the Company's defined benefit pension plan:

	October 31,
	2002	2001
	(Dollars in thousands)
Projected benefit obligation	$133,181	$98,682
Plan assets at fair value	59,344	36,906

Projected benefit obligation in excess of plan assets	73,837	61,776
Unrecognized net gain (loss) from past experience different from that assumed and effects of changes in assumptions	(28,032)	5,504
Unrecognized prior service cost	(38,831)	(45,205)
Accumulated other comprehensive loss	27,828	—
Intangible pension asset	38,831	39,556

Accrued pension cost	73,633	61,631

Less pension liability due within one year	26,153	26,631

Long-term pension liability	$47,480	$35,000

        An assumed discount rate of 6.75% and 7.0% and an expected return on plan assets of 9.0% and 9.0% in 2002 and 2001, respectively were used for purposes of valuing the benefits under the defined benefit pension plan.

        The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:

	October 31,
	2002	2001
	(Dollars in thousands)
Projected benefit obligation at beginning of year	$98,682	$81,195
Service cost	4,231	3,500
Interest cost	7,824	6,155
Transfers from DC plan	2,737	4,827
Actuarial (gains) losses, net	27,419	9,476
Benefits paid	(7,712)	(6,471)

Projected benefit obligation at end of year	$133,181	$98,682

        The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

	October 31,
	2002	2001
	(Dollars in thousands)
Plan assets at beginning of year	$36,906	$37,534
Actual return on assets	(2,230)	(6,156)
Employer contributions	29,643	7,172
Benefits paid	(7,712)	(6,471)
Transfers from DC plan	2,737	4,827

Plan assets at end of year	$59,344	$36,906

        The following table sets forth the components of pension expense:

	Years Ended October 31,
	2002	2001	2000
	(Dollars in thousands)
Service cost	$4,231	$3,500	$3,971
Interest cost	7,824	6,155	4,853
Expected return on plan assets	(3,887)	(3,254)	(2,112)
Amortization of unrecognized:
Prior service cost	6,374	6,374	6,374
Actuarial (gains) and losses, net	—	(1,336)	(2,018)

	$14,542	$11,439	$11,068

(9)
Postretirement Health Care Benefits

        The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company's postretirement health care and life insurance plans:

	October 31,
	2002	2001
	(Dollars in thousands)
APBO	$166,352	$154,369
Plan assets at fair value	8,022	9,234

APBO in excess of plan assets	158,330	145,135
Unrecognized prior service cost resulting from plan amendments	(1,927)	(3,724)
Unrecognized net loss from past experience different from that assumed and from changes in assumptions	(25,971)	(18,092)

Accrued postretirement benefit cost	130,432	123,319
Less portion due within one year	7,500	5,600

	$122,932	$117,719

        The APBO was determined using a discount rate of 6.75% and 7.0% and an expected return on plan assets of 9.0% and 9.0% in 2002 and 2001, respectively and an assumed health care cost trend rate of 8.0% in 2003, gradually declining to 5.0% after 2005. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 2002 would increase by $25,347,000 along with an increase in the 2002 service and interest cost components of $2,478,000. Assuming a 1% decrease in the health care cost trend rate, the APBO at October 31, 2002 would decrease by $20,229,000 along with a decrease in the 2002 service and interest cost components of $1,940,000.

        The following table sets forth a reconciliation of the beginning and end of year APBO:

	October 31,
	2002	2001
	(Dollars in thousands)
APBO at beginning of year	$154,369	$132,686
Service cost	2,887	2,701
Interest cost	10,314	10,053
Actuarial (gains) losses, net	5,926	14,353
Benefits paid	(7,144)	(5,424)

APBO at end of year	$166,352	$154,369

        The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

	October 31,
	2002	2001
	(Dollars in thousands)
Plan assets at beginning of year	$9,234	$15,564
Actual loss on assets	(1,212)	(2,329)
Benefits paid	—	(4,001)

Plan assets at end of year	$8,022	$9,234

        Net periodic postretirement benefit costs included the following components:

	Years Ended October 31,
	2002	2001	2000
	(Dollars in thousands)
Service cost	$2,887	$2,701	$2,658
Interest cost	10,314	10,053	9,206
Expected return on plan assets	(831)	(1,184)	(1,477)
Amortization of unrecognized:
Prior service cost	1,797	1,797	1,797
Actuarial (gain) loss	90	(208)	(160)

Net periodic postretirement benefit cost	$14,257	$13,159	$12,024

(10)
Income Taxes

        As a result of the tax status described in Note (1)(g), the Company is generally not subject to income taxes. As of October 31, 2002 and 2001, the Company's tax basis in its assets and liabilities exceeded its book basis by approximately $15,103,000 and $19,860,000, respectively.

(11)
Leases

        The Company leases a portion of its operating and data processing equipment. Rent expense for noncancellable operating leases amounted to approximately $1,475,000, $1,741,000 and $1,914,000, for the years ended October 31, 2002, 2001 and 2000, respectively.

        The following table is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at October 31, 2002.

Fiscal year ended October 31,	Capitalized Leases	Operating Leases
	(Dollars in Thousands)
2003	$598	678
2004	237	462
2005	70	235
2006	35	29
Thereafter	—	5

Total minimum lease payments	940	$1,409

Imputed interest	(68)

Present value of minimum capitalized lease payments	872
Less current portion	553

Long-term capitalized lease obligations	$319

        Assets recorded under capital leases and included in property, plant and equipment in the Company's Balance Sheets consists of machinery and equipment of $1,344,000 and $522,000 at October 31, 2002 and October 31, 2001, respectively, and $307,000 and $38,000 of accumulated depreciation as of October 31, 2002 and 2001, respectively.

(12)
Related Party Transactions

        The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2004. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 2002, 2001 and 2000.

        For 2002, 2001, and 2000, Renco purchased certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs were property, business interruption, general, product and auto liability, workers' compensation (other than Ohio for which the Company is self insured) and casualty umbrella.

        In fiscal 2002, 2001 and 2000, the Company incurred costs of approximately $6.3 million, $2.3 million and $2.0 million, respectively, under the Renco insurance program. The increased cost in 2002 is due, in part, to severe capacity constraints and excessive price increases by both property insurers and reinsurers following the September 2001 terrorist attacks.

        During 2002, the Company purchased approximately $0.7 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. The Company believes that such purchases were on an arm's length basis at a price no less favorable than at which the Company could obtain from unaffiliated entities. Also during 2002, the Company sold approximately $40,000 of flat rolled steel products on an arm's length basis to UNARCO Material Handling Inc., a direct subsidiary of Renco.

        Renco Steel is a holding company formed by Renco in January 1998, which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Historically, Renco Steel has met its debt service obligations from its cash balances and earnings thereon, through distributions from the Company as permitted under the Company's outstanding indebtedness as described in Note 5 and, most recently, from cash infusions from Renco. The Company does not expect to be permitted to pay dividends for the foreseeable future.

(13)
Commitments and Contingencies

        At October 31, 2002, the Company had commitments to purchase data processing services of approximately $2,856,000 in the aggregate over the remaining 6 months of its management information systems agreement and purchased services of approximately $5,560,000, $5,594,000 and $5,496,000 in 2002, 2001 and 2000, respectively, under the agreement.

        The Company entered into a 15 year agreement for the supply of certain gases commencing in 2002. This contract requires the Company to pay a minimum monthly amount on a take or pay basis. Commitments under this contract total approximately $5.4 million per year and are subject to escalation.

        At October 31, 2002, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gases of approximately $9,348,000 in 2003, $5,656,000 in 2004, $5,656,000 in 2005, $5,656,000 in 2006, $5,656,000 in 2007 and $53,730,000 thereafter. In addition, at October 31, 2002 the Company had commitments for capital expenditures of approximately $1,426,000.

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

        The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). Work required under the consent decree was completed in January 2003 with the exception of final reporting. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

        As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, the Company is required to undertake a corrective action program with respect to on-site waste management practices at the Warren facility. The workplan for the initial phase of the investigation step of the corrective action program, the RCRA Facility Investigation (RFI), identifies thirteen solid waste management units to be investigated. The Company has completed and submitted its RFI Phase 1 report to the EPA. The Company has also completed human health and ecological risk assessments, the results of which will be used to identify whether any further investigative steps are required to complete the RFI. The Company submitted its risk assessment reports to the EPA and is awaiting a response. Any additional investigative steps, such as sampling, would then be undertaken in 2003 and 2004 as phase two of the RFI. The final scope of corrective action required to address any contamination that may be present at or emanating from the solid waste management units at the Warren facility, including the potential for remediation, is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

        The EPA issued a unilateral administrative order (Order) to the Company pursuant to Section 7003 of RCRA effective September 24, 2002. The Order asserts that the Company's handling of solid waste in various impoundment areas presents an imminent and substantial endangerment to health or the environment by virtue of potential harm to wildlife, including migratory birds, that may land on or enter the areas. The Order required the Company, among other things, to (i) take immediate measures to deter and discourage wildlife from landing on or entering the areas, (ii) remove all oily wastes from the impoundments, and (iii) remove all remaining oily sludge from the banks and bottoms of the impoundments. RCRA provides for civil penalties of up to $5,500 per day for noncompliance with the Order. In written comments, the Company raised several concerns and objected to both the issuance of the Order and its scope, including portions of the Order calling for removal of all oily material from the impoundments. The Company also submitted a draft work plan to the EPA setting forth a number of activities that the Company considers reasonably necessary to abate any alleged endangerment, and began implementing the draft work plan in the fall of 2002. In January 2003, the EPA approved portions of the draft work plan and disapproved other portions. The EPA also issued an Amended Order, dated January 21, 2003. The Amended Order requires the Company to continue implementing its immediate deterrent measures. For impoundments that are a required part of the Company's ongoing operations, the Amended Order requires the Company to either install a netting system over the impoundments or remove all oily material. For the inactive areas, the Amended Order requires that all oily material be removed. The Company is currently evaluating the feasibility of the EPA's demands, including timing, and available options for responding to the Amended Order.

        In addition, the Company received correspondence dated December 27, 2002 from the U.S. Attorney's office on behalf of the United States Fish & Wildlife Service alleging that the Company has violated Section 703(a) of the Migratory Bird Treaty Act (a misdemeanor). The Company and its legal counsel met with the Assistant U.S. Attorney in February 2003 to discuss possible resolutions for this matter, and those discussions are ongoing. The Company believes that it will resolve this matter in a manner that will not have a material adverse effect on the Company's financial position or results of operations.

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

(14)
Unusual Charges

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

        During 2000 and 2001 WCI attempted to acquire substantially all of Acme Steel Company's assets. WCI was unsuccessful in completing the acquisition due to Acme Steel's failure to meet certain conditions in the letter of intent. This resulted in WCI recording a charge of $10.5 million during the quarter ended January 31, 2001 to write down the carrying value of Acme Metals Senior Unsecured Notes owned by WCI (included in Interest and other income (expense), net) and a charge of $1.7 million, recorded during the quarter ended October 31, 2001, to expense certain accumulated acquisition costs (included in Unusual Charges).

(15)
Selected Quarterly Data (Unaudited)

        The following is a summary of unaudited quarterly results for the years ended October 31, 2002 and 2001:

	Three Months Ended 2002
	Jan. 31	Apr. 30	July 31	Oct. 31
	(Dollars in thousands)
Net sales	$89,604	$127,678	$132,756	$152,009
Gross margin (loss)	(9,850)	3,144	10,434	25,264
Net income (loss)	(25,556)	(11,829)	(8,063)	7,879
	Three Months Ended 2001
	Jan. 31	Apr. 30	July 31	Oct. 31
	(Dollars in thousands)
Net sales	$98,191	$99,268	$109,988	$105,661
Gross margin (loss)	(3,849)	(1,758)	(2,839)	(9,438)
Net income (loss)	(32,510)	(22,208)	(18,730)	(27,357)

        During the three months ended April 30, 2002 the Company recorded a $1.6 million gain realized from the resolution of contract issues relating to the sale of a third party owned coke plant adjacent to WCI's facility.

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

        During the three months ended October 31, 2001 the Company recorded inventory valuation charges totaling $2,605,000.

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly owned subsidiary of Renco Steel Holdings, Inc.) as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG LLP

KPMG LLP

Cleveland, Ohio
December 3, 2002, except as to Note 5 which is as of March 6, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND OFFICERS

        The following table sets forth certain information regarding the directors and executive officers of Renco Steel:

Name	Age	Position
Ira Leon Rennert	68	Chairman of the Board, President and Director
Roger L. Fay	57	Vice President and Chief Financial Officer

        Ira Leon Rennert has been Chairman, Chief Executive Officer and principal shareholder of Renco Steel's parent company, Renco (including predecessors), since Renco's first acquisition in 1975, Chairman of Renco Steel since its inception, President since January 1, 2002 and Chairman of WCI since its formation in 1988. Renco holds controlling interests in a number of manufacturing and mining concerns operating in businesses not competing with the Company, including US Magnesium LLC, AM General LLC and The Doe Run Resources Corporation (Doe Run). Mr. Rennert serves as Chairman of the Board of Directors of Doe Run and Manager of AM General LLC. Mr. Rennert also serves as Chairman of the Board of Directors of Lodestar Holdings, Inc. in which he indirectly holds a controlling interest, and Renco Metals, Inc. Renco Metals, Inc, (effective August 2, 2001) and Lodestar Holdings, Inc, (effective April 27, 2001) and their respective subsidiaries are currently operating under Chapter 11 of the U.S. Bankruptcy Code.

        Roger L. Fay has been Vice President and Chief Financial Officer of Renco Steel since its inception and Vice President—Finance of Renco since 1983. Mr. Fay is a certified public accountant.

        Since inception, Mr. Rennert has been the sole Director of Renco Steel.

        The sole director of Renco Steel serves at the pleasure of Renco Steel's sole shareholder, Renco, for an unspecified term. The executive officers of Renco Steel serve at the pleasure of Renco Steel's sole director for an unspecified term.

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

        Brian J. Mitchell has served as Vice President, Environmental and Engineering since June 1, 1999 and, prior to that, as General Superintendent of Primary Operations of WCI since its inception. Mr. Mitchell retired from WCI effective January 31, 2003.

        Since December 16, 1996, Mr. Rennert has been the sole Director of WCI.

        The sole director of WCI serves at the pleasure of WCI's sole shareholder, Renco Steel Holdings, Inc., for an unspecified term. The executive officers of WCI serve at the pleasure of WCI's sole director for an unspecified term.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of March 12, 2003 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of Renco Steel during the last fiscal year, and by all directors and executive officers of Renco Steel as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Beneficial Ownership as of March 12, 2003
Name of Beneficial Owners and Address of 5% Beneficial Owners	Shares of Common Stock	Percent
The Renco Group, Inc. 30 Rockefeller Plaza, Suite 4225 New York, NY 10112	100	100.0%
Ira Leon Rennert(1) c/o The Renco Group, Inc. 30 Rockefeller Plaza, Suite 4225 New York, NY 10112	100	100.0%
Roger L. Fay	—	—
All directors and executive officers as a group (2 persons)	100	100.0%

(1)
Mr. Rennert is deemed to beneficially own the Common Stock of Renco Steel owned by Renco due to the ownership through trusts established by him for himself and members of his family of all the outstanding Common Stock of Renco.

        By virtue of Renco's ownership of all the outstanding shares of Common Stock of Renco Steel, and Mr. Rennert's ownership of the majority of the Common Stock of Renco, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of Renco Steel's outstanding shares of Common Stock, including the election of the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As of the date hereof, Renco owns $103,770,000 face value of Renco Steel's Senior Secured Notes. Renco purchased the Senior Secured Notes in several unrelated transactions beginning in late November 2000 and continues to seek available Senior Secured Notes to purchase. Renco is entitled to receive interest payments from Renco Steel in accordance with the terms of the indenture governing the Senior Secured Notes, however, Renco has irrevocably waived its right to receive interest since February 1, 2001 on the Senior Secured Notes it owned and also waived its right to the interest payment that was paid on February 1, 2003. In the years ended October 31, 2002 and 2001, respectively, Renco Steel recorded capital contributions of $7.5 million and $4.8 million to reflect the Renco waiver. Such amounts were also recorded as interest expense in the Company's statement of operations for the years ended October 31, 2002 and 2001.

        Renco Steel borrowed $6.2 million and $1.1 million from Renco in 2002 and 2001, respectively, under the terms of three separate promissory notes. Interest accrues monthly at a rate of 8.75% per annum. At October 31, 2002 and 2001, $7.7 million and $1.1 million, respectively, was outstanding representing principal and accrued interest. The obligation is payable upon Renco's demand and Renco's right to payment is contractually subordinated to the right of payment under the Senior Secured Notes.

        Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2004 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 2002, WCI incurred management fees in the amount of $1,200,000.

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

        During 2002 and in preceding years since its inception, Renco purchased certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, was reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs were property, business interruption, general, product and auto liability, workers' compensation (other than Ohio for which WCI is self insured) and casualty umbrella. The premiums for director and officer, fidelity, fiduciary, property, business interruption, and casualty umbrella were allocated by Renco substantially as indicated in the underlying policies. General and product liability, auto liability and workers' compensation coverage (excluding the Ohio self-insured program) purchased by Renco were loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Renco subsidiary based on factors that included historical guaranteed cost premiums, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier's audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Renco subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Renco subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum. The Company has not been required to make any payments under this provision, since the inception of the program in 1994.

        In fiscal 2002, 2001 and 2000 WCI incurred costs of approximately $6.3 million, $2.3 million and $2.0 million, respectively, under the Renco insurance program. The increase in 2002 was due mainly to severe capacity constraints and excessive price increases by both property insurers and reinsurers following the September 2001 terrorist attacks.

        During 2002, WCI purchased approximately $0.7 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. WCI believes that such purchases were on an arm's length basis at a price no less favorable than at which WCI could obtain from unaffiliated entities. Also during 2002, WCI sold approximately $40,000 of flat rolled steel products on an arm's length basis to Unarco Material Handling, Inc., a direct subsidiary of Renco.

        WCI amended its revolving credit facility in March 2003. Simultaneous with the execution of the amendments to the revolving credit facility, Renco agreed to participate in this facility by funding $15 million with such participation being subordinated in right of payment to that of the other lenders.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS

Disclosure Controls

        Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that information required to be disclosed in reports that we file or submit to the SEC is: (1) accumulated and communicated to management, including our Chairman of the Board of Directors and Chief Financial Officer, to allow timely decisions regarding required disclosures and is (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, our Chairman of the Board of Directors and Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

Internal Controls

        Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART IV

ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Documents Filed as a Part of This Report.

1. Consolidated Financial Statements.

The consolidated financial statements listed below together with the reports thereon of the independent auditors dated January 17, 2003, except as to Note 5 which is as of March 6, 2003 for the Company and December 3, 2002, except as to Note 5 which is as of March 6, 2003 for WCI.

  The Company

  Consolidated Balance Sheets at October 31, 2002 and 2001.

  Consolidated Statements of Operations for the fiscal years ended October 31, 2002, 2001, and 2000.

  Consolidated Statements of Shareholder's Deficit for the fiscal years ended October 31, 2002, 2001, and 2000.

  Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2002, 2001, and 2000.

  Notes to Consolidated Financial Statements.

  Independent Auditors' Report.

  WCI

  Consolidated Balance Sheets at October 31, 2002 and 2001.

  Consolidated Statements of Income for the fiscal years ended October 31, 2002, 2001, and 2000.

  Consolidated Statements of Shareholder's Equity (Deficit) for the fiscal years ended October 31, 2002, 2001, and 2000.

  Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2002, 2001, and 2000.

  Notes to Consolidated Financial Statements.

  Independent Auditors' Report.

2. Financial Statement Schedule.

  Independent Auditors' Report on Financial Statement Schedule.

  Schedule II—Valuation and Qualifying Accounts.

3. Exhibits Required to be Filed by Item 601 of Regulation S-K.

  The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b) Reports on Form 8-K.

  None.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors
Renco Steel Holdings, Inc. and Subsidiaries:

Under date of January 17, 2003, except as to Note 5 which is as of March 6, 2003, we reported on the consolidated balance sheets of Renco Steel Holdings, Inc. and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholder's deficit, and cash flows for each of the years in the three-year period ended October 31, 2002, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II—Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of Renco Steel Holdings, Inc.'s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The audit report on the consolidated financial statements of Renco Steel Holdings, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations and negative cash flows raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG LLP KPMG LLP

Cleveland, Ohio
January 17, 2003

RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

(DOLLARS IN THOUSANDS)

		ADDITIONS
CLASSIFICATION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSE (b)	CHARGES TO OTHER	DEDUCTIONS (c)	BALANCE AT END OF YEAR
ALLOWANCE FOR DOUBTFUL ACCOUNTS (a):
Year ended October 31, 2002	$3,100	2,483	—	2,147	$3,436
Year ended October 31, 2001	750	2,603	—	253	3,100
Year ended October 31, 2000	874	37	—	161	750

(a)
Allowance for doubtful accounts is shown as a reduction of accounts receivable in the Company's Consolidated Financial Statements.

(b)
Charges (credits) to expense for the provision for doubtful accounts.

(c)
Net of trade receivables written-off and recoveries of prior year writeoffs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2003.

RENCO STEEL HOLDINGS, INC.
By:	/s/ Ira Leon Rennert Ira Leon Rennert Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2003.

Signature	Title
/s/ Ira Leon Rennert Ira Leon Rennert	Chairman of the Board, President and Director
/s/ Roger L. Fay Roger L. Fay	Vice President, Chief Financial Officer (principal financial and accounting officer)

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

CERTIFICATION

I, Ira Leon Rennert, certify that:

1.
I have reviewed this annual report on Form 10-K of Renco Steel Holdings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ Ira L. Rennert Ira L. Rennert Chairman of the Board and President

CERTIFICATION

I, Roger L. Fay, certify that:

1.
I have reviewed this annual report on Form 10-K of Renco Steel Holdings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ Roger L. Fay Roger L. Fay Vice President, Finance and Chief Financial Officer

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3.1	—	Articles of Incorporation of the Registrant, filed January 20, 1998. (4)
3.2	—	Code of Regulations of the Registrant. (4)
4.1	—
Indenture, dated as of February 3, 1998, by and between the Registrant, as issuer, and State Street Bank and Trust Company, as trustee, relating to the 10 7/8% Senior Secured Notes due 2005, Series A and the 10 7/8% Senior Secured Notes due 2005, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Secured Notes and Series B Senior Secured Notes). (4)
4.3
Indenture, dated as of November 27, 1996, between WCI as issuer, and Fleet National Bank (now known as State Street Bank and Trust Company), as trustee, relating to the 10% Senior Secured Notes due 2004, Series A, and the 10% Senior Secured Notes due 2004, Series B of WCI Steel, Inc. (containing, as exhibits, specimens of the Series A Senior Secured Notes and Series B Senior Secured Notes. (2a)
10.1	—	Second Amended and Restated Loan and Security Agreement, dated July 30, 1999, between WCI Steel, Inc. and Congress Financial Corporation. (5)
10.1.1	—
Guarantee, dated as of October 31, 1997, by WCI Steel Production Control Services Inc., WCI Steel Metallurgical Services Inc., WCI and Niles Properties, Inc. in favor of Congress Financial Corporation, as lender and agent, and Security Pacific Business Credit, Inc. as lender. (3)
10.1.2	—
Guarantee, dated as of October 31, 1997, by WCI Steel Production Control Services Inc., WCI Steel Metallurgical Services Inc. and Niles Properties, Inc. in favor of Congress Financial Corporation, as lender and agent, and Security Pacific Business Credit, Inc. as lender. (3)
10.1.3	—	Amendment No. 1 dated April 30, 2001 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999, between WCI Steel, Inc. and Congress Financial Corporation. (8)
10.1.4	—	Promissory Note dated July 30, 2001 between Registrant and The Renco Group, Inc. (9)
10.1.5	—	Amendment No. 2 dated January 25, 2002 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999 between WCI Steel, Inc. and Congress Financial Corporation. (10)

EXHIBIT NO.	DESCRIPTION

10.1.6	—	Promissory Note dated February 27, 2002 between Registrant and The Renco Group, Inc.
10.1.7	—	Promissory Note dated July 31, 2002 between Registrant and The Renco Group, Inc.
10.1.8	—	Amendment No. 3 dated September 13, 2002 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999. (11)
10.1.9	—	Amendment No. 4 dated March 6, 2003 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999. (11)
10.2	—	Intercreditor Agreement, dated November 27, 1996, between Fleet National Bank and Congress Financial Corporation.(2b)
10.2.9	—	Net Worth Appreciation Agreement effective June 1, 1999 between WCI Steel, Inc. and John P. Jacunski. (6)
10.2.10	—	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between WCI Steel, Inc. and Edward R. Caine. (7)
10.2.11	—	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between WCI Steel, Inc. and Patrick T. Tatom. (7)
10.2.13	—	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between WCI Steel, Inc. and Brian J. Mitchell. (7)
10.2.14	—	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between WCI Steel, Inc. and David A. Howard. (7)
10.2.15	—	Amendment to Net Worth Appreciation Participation Agreements, as of August 1, 2000, between Participants and WCI Steel, Inc. (10)
10.2.16	—	Amendment to Net Worth Appreciation Participation Agreement, as of November 1, 2001, between Participants and WCI Steel, Inc. (10)
10.2.17	—	Amendment to Net Worth Appreciation Participation Agreement, as of August 1, 2001, between Participants and WCI Steel, Inc. (11)

EXHIBIT NO.	DESCRIPTION

10.3	—	Intercreditor Agreement, dated November 27, 1996, among Fleet National Bank, Bank One Trust Company, N.A. and WCI.(2c)
10.4	—	Indemnification Agreement, dated as of November 27, 1996, between WCI and Bank One Trust Company, N.A. (2d)
10.5	—	Agreement, dated June 11, 1990, between the City of Youngstown, Ohio and Youngstown Sinter Company (with UDAG Grant Agreement). (1)
10.8	—	Pledge Agreement, dated as of February 3, 1998, by the Registrant, as pledgor, in favor of State Street Bank and Trust Company, as trustee. (4)
21	—	List of Subsidiaries of Registrant. (4)
99.1	—	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification if Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Exhibit 10.8 filed with WCI's Registration Statement on Form S-4, as amended (File No. 33-58648), originally filed with the Commission on February 23, 1993.

  Incorporated by reference to the following exhibits filed with WCI's Registration Statement on Form S-4, as amended (File No. 333-18019), originally filed with the Commission on December 17, 1996:

(2a)
Exhibit 4.2

(2b)
Exhibit 10.4.11

(2c)
Exhibit 10.5.1

(2d)
Exhibit 10.5.2

(3)
Incorporated by reference to WCI's Form 10-K (File No. 333-18019) for the fiscal year ended October 31, 1997.

(4)
Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-4 (File No. 333-48245), originally filed with the Commission on March 19, 1998.

(5)
Incorporated by reference to WCI's Form 10-Q for the quarterly period ended July 31, 1999.

(6)
Incorporated by reference to WCI's Form 10-K for the fiscal year ended October 31, 1999 (File No. 333-18019).

(7)
Incorporated by reference to WCI's Form 10-Q for the quarterly period ended April 30, 2000.

(8)
Incorporated by reference to WCI's Form 10-Q for the quarterly period ended April 30, 2001.

(9)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 31, 2001.

(10)
Incorporated by reference to WCI's Form 10-K for the fiscal year ended October 31, 2001.

(11)
Incorporated by reference to WCI's Form 10-K for the fiscal year ended October 31, 2002.

QuickLinks

RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES FORM 10-K INDEX
PART I
RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amount)
RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands)
RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT (Dollars in thousands)
RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
INDEPENDENT AUDITORS' REPORT
WCI STEEL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amount)
WCI STEEL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands)
WCI STEEL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT) (Dollars in thousands)
WCI STEEL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands)
WCI STEEL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
INDEPENDENT AUDITORS' REPORT
PART III
PART IV
INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
RENCO STEEL HOLDINGS, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ALLOWANCE FOR DOUBTFUL ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000 (DOLLARS IN THOUSANDS)
SIGNATURES
CERTIFICATION
CERTIFICATION
Exhibit Index